Form 10KSB
period 2007-09-30
CHINA DIGITAL VENTURES CORP
filed 2008-01-02
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended September 30, 2007
--------------------------------------------------------

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from [     ] to [    ]
--------------------------------------------------------

Commission File Number: [        ]

China Digital Ventures Corporation
------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	4813 (Primary Standard Industrial Classification Code Number)	---------------- (I.R.S. Employer Identification No.)

Room 1001, No. 10 Building, Yumin Village, Heping Road, Luohu District, Shenzhen, China	-----------
(Address of Company's principal executive offices)	(Zip Code)

+011 86 755 6157-8170
--------------------------
(Company's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------- None	Name of each exchange on which registered: ------------------------------------------ None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
---------------------------------------------------
(Title of Class)

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and or disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $800

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 24, 2007, approximately $70,000.

As of December 24, 2007, there were 13,000,000 par value of $0.001 per share common stock of the Company issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

( ) Yes	( X ) No

DEFINITIONS AND CONVENTIONS

References to "China" refer to the Peoples' Republic of China.

References to "Common Stock" means the common stock, US$0.001 par value, of China Digital Ventures Corporation.

References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.

References to "Company", "CDV", "CDVC", "we", "our" means China Digital Ventures Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", " probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements appear in a number of places in this FORM 10-K report have been formed by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements contained in this Form 10-K report represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements in this Form 10-K report are accurate, and we assume no obligation to update any such forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

China Digital Ventures Corporation was incorporated on March 26, 2007 in the State of Nevada. CDVC is a development stage company that plans to sell telecom services through the internet and other telecom related services directly to the commercial marketplace and individual consumers. The Company plans to develop and market an e-commerce enabled website which will attract prospective clientele and distribution partners. The Company's mailing address in Hong Kong is 26 Floor, 88 Lockhart Road, Wanchai, Hong Kong. The telephone number of our principal executive office is +011 86-755-6157-8170.

Overview - Telecom Market

The world's largest mobile telecommunications market - China - has more mobile subscribers than the United States has citizens; the market boosts more than 500 million subscribers and is growing by 5 million per month. Since the first half of 2007, China's communications industry has maintained stable and sound development. In the past few years, the Chinese government has established polices in the sprit of accomplishing the goal of becoming a prominent player in the global telecom industry. The Chinese market has maintained rapid growth in the first half of 2007. The total business volume of the telecom industry was about USD101 billion (RMB748 billion), growing at 26.1%. In the first half of 2007, the number of new phone users was 45.4 million and the total number of users was 874 million. However, the number of fixed phone users declined gradually month-by-month where as the number of new mobile phone users increased. In the first half of 2007, the number of new fixed line phone users is 4.8 million, which makes the total number of fixed phone users at 372 million consisting of about 254 million urban users and 118 million rural area users. Mobile phone users increased by 40.5 million in the first half of 2007, making the total number of mobile users at 501 million. It is predicted that the number will surpass 550 million in the second half of the year.

China's telecom market is entering a stable growing adjustment period as its growth rate slowed during the first half of 2007. According to the statistics from the Ministry of Information Industry, the total business volume of telecom industry reached USD100 billion (RMB742 billion), up 26.1%.

China's telecom market is a restricted market and centrally controlled by state owned firms. However there is tremendous market size for telecom services to the users in China. Through the use of web based marketing and sales strategies we can provide quality and reliable telecom services to customers in and outside China. The Company plans to profit by selling telecom services through its website (www.ngndial.com). Through the use of our proposed website and a targeted approach, CDVC feels that an opportunity exists to create a sizeable business.

CDVC has not incurred any significant research and development costs, and therefore does not expect to pass any such costs on to our prospective customers. At this time government approval is not necessary for our business, and CDVC is unaware of any significant government regulations that may impact its proposed business within the e-commerce marketplace.

Internet Industry

The distribution of services over the Internet is one of the fastest growing business segments in the world. Management believes that with the proper marketing campaign, CDVC's e-commerce enabled website can develop into a profitable business selling telecom services.

Target Market

While the market for telecom services is large and competitive, management believes it has identified potential target market for its service offering. The primary target market identified is the individual consumer and businesses as well as membership bases internet and online communities and user groups, and other globally associations that has a focal point to China or Chinese related businesses and communities.

Specifically, various Chinese internet and online communities and user groups and Overseas Chinese associations can be found in large cities in the United States or in the United Kingdom. In addition, many business operations and companies conduct business with Chinese companies and businesses, creating a valuable user group that will be able to utilize our online telecom platform.

Management believes these groups of individuals is ideal targets to not only purchase our services, but to successfully market our services for a variety of reasons:

1.	As members of a user group or association they are often provided attractive offers for their members. As such, the offer we are able to provide quality, reliable and cost competitive; and

2.	Overseas Chinese Association members and business owners dealing with Chinese businesses can use our service to reach their customers and business associates.

Based upon these factors management believes that internet or business user groups and associations would be a valuable and cost effective method for the distribution and sales of telecom services. Through this sales type approach, the user group members will be able to telecom services that they can sell to both their friends and corporate contacts that they may have. In effect, becoming resellers and independent sales agents and creating a network of customers, and for those interested that can also become sales agents as well.

Furthermore, as part of its plans, CDVC will try to develop a volume based, decreasing pricing model as incentive to customers who can resale to their network of friends and associates. Management believes by taking this approach it will minimize the costs associated with marketing, specifically expenses related to sales personnel.

Marketing

CDVC is currently in the process of developing its second phase of its Internet website with full electronic commerce capabilities and functionality to assist the network of independent resellers and sales agents. The website's address is www.ngndial.com. CDVC plans to market its website by developing a network of resellers and independent sales representatives, which will primarily be reliant upon "word of mouth"and referral dynamics of the user group and association members. CDVC cannot provide any assurance that association membership marketing will be effective for its proposed business operations.

The Company anticipates direct marketing and sales strategies towards development of a network of resellers and independent sales representatives. Some specific strategies include but are not limited to:

·	Distinctive Telecom Service offerings;

·	Tiered costing models based on volume and purchase frequency; and

·	Prizes, additional compensation and other incentive programs for top resellers sales people.

It is important to note that CDVC has not yet fully developed its website and there can be no assurance that CDVC will be able to implement any marketing campaigns and strategies successfully if and when the website becomes fully functional.

The Company also anticipates listing its website with search engines (target lists) in order to expose its site to individuals and business that may become potential customers for the Company as well as to individuals whom may be interested in becoming an affiliate sales representative for CDVC.

In addition to targeted lists, management plans to utilize targeted e-mail announcements, industry forums and corporate blog with information about CDVC products that can be sent to individual association members who have expressed an interest in receiving information regarding our telecom services; the op-in subscribers. The advantage of this method is that individuals have voluntarily signed up to receive e-mail messages about specific topics and are thereby more likely to read them. Response rates ranging from 1% to 5% are expected with targeted e-mails. CDVC plans to strive to maintain a clean corporate image by practicing proper "etiquette" when sending e-mail messages. In order to differentiate between e-mail messages that are voluntarily requested and true "spamming" from unwelcome sources, CDVC plans to only send targeted e-mail to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the e-mail lists obtained from a third party source or compiled internally through CDVC proposed website.

Products and Services

CDVC is an emerging global provider of advanced communications services utilizing the VoIP over Internet Protocol (VOIP) technology. Internet protocol telephony is the real time transmission of voice communications in the form of digitalized packets of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. VoIP services are expected to allow consumers and businesses to communicate in the future at dramatically reduced costs compared to traditional telephony networks.

The telecom services planned to offered are i) short number access dial codes where the customers will dial a short number usually 4-5 digits to access the platform to dial long distance, ii) dial back platform where higher costs calling countries i.e. China can make long distance calls using our internet website to initiate the calls with the intended number iii) broadband phone call services and iv) wifi phone services. All the above telecom services will be sold, managed and administered through our website. We will need to set up an online payment gateway to accept credit cards and debit cards, and gateways such as PAYPAL. The telecom platform will be rented through telecom equipment and infrast5ructure supplier. We may in future invest directly to own our telecom platform and infrastructure as our business develops.

Current Service Offerings:

CDVC has secured the domain name www.ngndial.com and has begun the development of its website and online e-commerce platform. CDVC has completed the first phase of its development for call back service and initiation through the internet. However, we still need to complete the development of the payment gateway to be fully capable as an e-commerce platform. This current services offerings can only be paid by cash or cheque. Investors must be aware that as of the date of this prospectus the website is not complete and is not capable of generating any significant revenues or acting as a tool for any affiliate sales agent or resellers.

The Company plans the completed website to have telecom services that resellers and independent agents can readily navigate through and provide them with appropriate service information, sales support and service. Each of the service offerings will display specific telecom services such as volume rebates for different telecom service offerings.

The Company can make no guarantees or assurances that it will accomplish its goals within the dates specified. Moreover, management has no current plan to substitute any additional telecom services except those described herein. No guarantee or assurance can be made that CDVC's proposed business model will be effective in distributing these telecom services through the proposed e-commerce platform.

The website will be in Chinese first to cater to the target market. The website will be in English as and when we have the resources to implement the bilingual website.

The website will be designed to meet the Company's strategy of providing a broad selection of telecom services giving resellers and independent agents the following benefits:

*	Compelling Service Offerings. A selection of desirable telecom services.

*

Competitive Pricing. By providing a broad selection of telecom services for volume purchase, the site will provide interested parties with relevant information and competitive pricing. In order to maintain competitive pricing, CDVC plans to monitor the competitor's pricing and respond timely to any changes by the competition by adjusting our pricing to be competitive within the marketplace. CDVC will have to apportion time to accomplish this while attempting to keep costs of doing business at a minimum. There can be no assurance CDVC will be able to maintain it goal of competitive pricing; if it fails to do so the proposed business would suffer materially.

*

Business. With very little money and flexible terms, CDVC is providing independent sales representatives and resellers the ability to create a business with a recurring revenue stream (as sales representatives customers use the services, they will require more.)

*	Convenience. Through the website www.ngndial.com we will be able to provide telecom services to the overseas Chinese living in USA or Europe and as well to companies that do business with China.

*	Customers will be able to buy telecom services to suite their needs online. The website will enable them to browse, order, and purchase 24 hours a day and 7 days a week.

*

Customer Service. On the website, CDVC plans to have links labeled as "Customer Service" or "Questions about this Service?" where buyers can e-mail any question that they may have. CDVC plans to readily respond to the questions via e-mail and if necessary follow-up with a telephone call. As the business develops CDVC will be required to hire additional personal to ensure quick response to customers. If CDVC is unable top provide quality customer service it would materially impair the growth of the business.

CDVC believes it will have an advantage with the current competition by developing effective relationships with its clientele. Management believes this can be accomplished by combining the above benefits with consistently quality telecom and customer service. However, competitors may prove to be too dominating and prevent CDVC from ever establishing these relationships, as CDVC is currently a development stage business with no proven track record.

Potential investors should realize that as of the date of this Prospectus, CDVC is currently in the process of developing the Internet website and at this time it is not fully operational.

Even if CDVC is successful in developing and ultimately launching its proposed website (www.ngndial.com), its future success will be dependent on several critical factors including, but not limited to, successfully raising of capital, market acceptance, and management's continued focus on the development of the business. Furthermore, CDVC cannot assure investors that it will be able to overcome the risks described within this Registration Statement to meet the goal of its strategic business plan. (See Risk Factors, beginning on page 8.)

Once the website is fully operational, CDVC plans to seek to develop its own telecom platform and to apply for credit status with telecom carriers direct. At this time we will work with platform owners until such a time we have the necessary resources. Management believes that once the website is fully operational, platform owners or telecom carriers will be willing to provide credit status to CDVC; however, there can be no assurance or guarantee that this will be the case.

CDVC believes by providing a broad selection of telecom services along with detailed information about its services through its proposed website, it will be able to compete within the growing marketplace for telecom services.

Current Market Conditions

Management believes that the Internet as a medium for conducting business will continue to grow and will have a positive impact on its offerings. Management believes that the significant growth of companies already selling telecom services is a strong indication of the current and future demand, especially selling to the largest telecom market in the world. However, there can be no assurance that the Company is correct in its diagnosis of the future market of telecom services and as such each potential investor should conduct his/her own research of this marketplace.

Employees

CDVC has no employees. Presently, Mr. Bing HE, officer/director, plans to devote approximately a minimum of 12 -15 hours per month, on the business.

Competition

The telecom services market is extremely competitive as shown with the incumbent telecom carriers and other online telecom service providers. However, the majority of these carriers and vendors are not focused specifically focused on the overseas Chinese market and the business model with resellers and independent sales agents but rather their entire local telecom market. This focus on the Chinese market both domestic and overseas is what makes CDVC's opportunity significant. Management believes that by providing telecom services through its proposed website providing a high quality, user-friendly experience, where buyers will be comfortable in purchasing telecom services. Management believes this approach will enable the Company to differentiate itself from the current competition and grow quickly. However, CDVC currently has not fully developed its website and there can be no assurance that the Company will be able to develop a website to which buyers will be receptive to its proposed business platform.

In addition, there are companies that are already well established and have greater financial resources than those of CDVC such as the current "name brand" telecom service provider. CDVC would likely not be able to compete with these established companies if they dropped their price significantly. Also, additional start-up companies may exist seeking to capitalize within the same marketplace that CDVC anticipates profiting from, which would present additional competition to the Company that it may not be able to overcome, resulting in failure of the business plan.

In the telecom services marketplace, CDVC will be in direct competition on the provisioning of telecom services with established companies such as, www.skype.com, www.webcalldirect.com or www.webcall.co.za all of which have established websites that specialize in the distribution of telecom services or products. Although the market is highly competitive, management believes if it is able to maintain its current focus and successfully develop its proposed business platform as described herein it will able to compete effectively and eventually become a profitable company. Management cannot provide investors any assurance or guarantee that it will ever be successful in developing its business or become profitable in the future.

The information within this registration statement focuses primarily on details regarding telecom services and not on the industry as a whole in which CDVC plans to operate. Potential investors should conduct their own separate investigation of the marketplace in order to obtain a broader insight in assessing CDVC's future business prospects. For example, a potential investor may want to view websites of the competitors listed above.

Patents

China Digital Ventures Corporation holds no patents.

Government Regulation

Government approval is not necessary for our business, and it is anticipated that government regulations will have little or no effect on CDVC's proposed business.

ITEM 2. DESCRIPTION OF PROPERTY

CDVC's principle address is RM 1001, 10 Building, Yumin Village, Heping Road, Luohu District, Shenzhen, China. Mr. HE, Officer/Director, is currently providing his home office for CDVC's office and mailing address. Mr. HE plans to continue to contribute this office space at no cost to the Company until such a time that the space is no longer adequate. The telephone number is +011 86 755 61578170.

CDVC believes the property arrangement satisfies the Company's current needs and will be adequate up to the point that CDVC begins operations, which is currently estimated to be in the fourth quarter of 2007 at which point it may be required to rent or lease commercial property that is capable of providing adequate storage and office space. Management anticipates rent on a per month basis for adequate commercial space will cost CDVC approximately $1,500. This estimate is based upon local commercial spaces with approximately 500 to 1,000 square feet of office space. However, management plans to continue to utilize Mr. HE's home office until that space is no longer adequate. At this time no commercial property has been secured by CDVC and there can be no assurance that an adequate space will be found by CDVC when needed; or if adequate space can be found at the price currently estimated by management.

ITEM 3. LEGAL PROCEEDINGS

CDVC is not a party to or aware of any threatened litigation of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We have one class of securities, Common Voting Equity Shares ("Common Stock") and are not yet listed or quoted on any exchange or quotation system.

Although our common stock is not listed on a public exchange, we will be filing to obtain a quotation on the Over The Counter Bulletin Board (OTCBB) after the filing of the registration statement relating to this prospectus. In order to be quoted on the Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved. In addition, there is no assurance that our common stock will trade at market prices in excess of the initial public offering price as prices for the common stock in any public market which may develop will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity.

We are authorized to issue 75,000,000 shares of a par value of $0.001 per share of common stock. As of December 24, 2007, there were 44 record holders of our common stock.

On December 28, 2007, our registration statement on Form SB-2 was declared effective by the SEC, which registered 3,880,000 shares of common stock, of which 380,000 shares held by our shareholders and 3,500,000 shares are underwritten by the Company. As of September 30, 2007, there were 13,000,000 outstanding shares of our common stock and were restricted shares under Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the Company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

DIVIDEND POLICY. We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

STOCK OPTIONS. Currently, there are no stock options outstanding.

Penny Stock Regulations

You should note that our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion should be read in conjunction with CDVC's audited financial statements, including the notes thereto, appearing elsewhere in this Prospectus.

Company Overview

CDVC was organized on March 26, 2007 and has not yet commenced any significant revenue-generating operations. Our common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

Results of Operations

For the period from March 26, 2007 (inception) to September 30, 2007 we had generated $800 in revenue from our telecom services. The Company incurred a cost of revenue of $600 and earned a gross profit of $200. The Company also incurred operating expenses of $38,999 and resulting a loss of $38,799.

Capital Resources and Liquidity

As of September 30, 2007, we had $5,001 in cash for a total assets of $5,001. In additional, the Company had a deposits payable of $1,600 accrued payables of $2,000 and due to related parties of $200 for a total liabilities of $3,800 at September 30, 2007.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $20,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $3,000 in website development; $9,000 in other marketing expenses; and $8,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

Our auditors have indicated that we will have to raise the funds to pay for these expenses. The Company will try to raise the funds through the selling of its shares as set out in the prospectus registering 3,500,000 shares to be sold by the Company. The registration statement on Form SB-2 became effective on December 28, 2007. In addition, we may have to borrow money from shareholders. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understanding with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Plan of Operations - General

Our plan of operations is to sell telecom services to businesses and individual consumers through our website at www.ngndial.com.

As of September 30, 2007 CDVC had $5,001 of cash on hand. Management believes this amount will not satisfy the cash requirements of CDVC for the next twelve months or until such a time additional proceeds are raised. CDVC plans to satisfy our future cash requirements by additional equity financing in the form of private placements of common stock on December 28, 2007, our registration statement on Form SB-2 was declared effective by the SEC registering 3,500,000 shares to be sold by the Company. There can be no assurance that CDVC will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. CDVC depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that CDVC will be successful in raising the capital the Company requires. Management believes that if subsequent private placements are successful, CDVC will be able to generate revenue from online sales of telecom services and achieve market adoption within the following twelve to fifteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability.

As of September 30, 2007, CDVC has generated only two (2) sales resulting in a net profit of approximately $200, it has not generated any other revenue through its proposed business. All additional proceeds received by CDVC were a result of the sale of its common stock.

CDVC does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and CDVC does not anticipate any change in the number of employees. CDVC has no current material commitments.

CDVC has no current plans, preliminary or otherwise, to merge with any other entity.

CDVC is still considered to be a development stage company, with no significant revenue, and CDVC will be dependent upon the raising of additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that CDVC will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern.

Management anticipates the following steps and related expenses within the next twelve months:

1.)

Complete the development of the website. Management has estimated the time frame to accomplish this to be the Second or Third Quarter of 2008, depending on availability of resources, and cost approximately $20,000

2.)	In addition, CDVC plans to allocate up to approximately $29,000 towards the initial phases of the marketing plan described herein.
3.)

CDVC has allocated $10,000 towards general administrative expenses, which the Company plans to direct towards any deficiencies, if any, in the estimated expenses to the registration statement and the completion of the website as described herein. Any additional funds allocated, as administrative expenses will be designated as working capital and used for miscellaneous corporate expenses including but not limited to office supplies and postage.

The specific steps anticipated over the next twelve months involve continuing to develop the website by adding service offerings, payment gateways, reseller administrative online access to the website. The service offerings will consist of i) short number access dial codes where the customers will dial a short number usually 4-5 digits to access the platform to dial long distance, ii) dial back platform where higher costs calling countries i.e. China can make long distance calls using our internet website to initiate the calls with the intended number iii) broadband phone call services and iv) WIFI phone services. All the above telecom services will be sold, managed and administered through our website.

We will need to set up an online payment gateway to accept credit cards and debit cards, and gateways such as PAYPAL. The telecom platform will be rented through telecom equipment and infrastructure supplier. We may in future invest directly to own our telecom platform and infrastructure as our business develops.

If and when the website is completed, over the subsequent twelve months, CDVC plans to allocate proceeds towards it marketing campaign directed specifically at building traffic "potential buyers" to its website. For this purpose management anticipates employing a third party who specializes in increasing web traffic to websites, such as www.HitWise.com, www.PerfectTraffic.com and/or www.WebSiteTraffic.com. However, even if CDVC is successful in developing its proposed website and contracting a third party to increase web traffic there can be no guarantee or assurance that individuals will buy any of the services listed on CDVC's website.

Additionally, management plans to develop a Company presentation after the website has been developed and is functional and contact various venture capitalists, private investment company(s), and other financial institutions. The second round of financing would be required after CDVC has fully developed its proposed website and has begun initial operations and is generating revenue. CDVC currently estimates that its proposed website will be fully operational by the end of the third quarter of 2008, depending on availability of funds.

As CDVC expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed website. If CDVC is unable to satisfy its capital requirements through its revenue production or if the Company is unable to raise additional capital through the sale of its common stock it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Although management believes the above timeframes for the related business steps are conservative and can likely be accomplished by CDVC, potential investors should be aware that several unforeseen or unanticipated delays may impede CDVC from accomplishing the above-described steps such as:

If either of these events should occur CDVC would not be able to continue as a going concern and investors would lose all of their investment.

*	Problems may arise during the development of the Internet website with the programming and testing that management cannot overcome, creating a time delay and additional costs;

*	CDVC may find that potential financiers are unreceptive to its business plan and provide no options to raise the additional capital required to funds its marketing campaign.

If either of these events should occur CDVC would not be able to continue as a going concern and investors would lose all of their investment.

In the event additional funds are secured by CDVC there is no guarantee that the proposed marketing strategy will be effective in accomplishing the goals CDVC has set. This may force management to redirect its efforts and create the need for additional time, money, and resources, of which, CDVC may not be successful in providing.

At this time, management does not plan to commit any of their own funds towards the Company's development. If and when this changes, management will file the appropriate disclosures in a timely manner.

ITEM 7. FINANCIAL STATEMENT

The financial statements required by Item 7 are presented in the following order:

China Digital Ventures Corporation
Consolidated Financial Statements

For the Year Ended September 30, 2007

Content	PAGE

INDEPENDENT AUDITOR'S REPORT	F1-F2

BALANCE SHEETS	F3

STATEMENT OF OPERATION	F4

STATEMENT OF STOCKHOLDERS' EQUITY	F5

STATEMENT OF CASH FLOWS	F6

NOTES TO THE FINANCIAL STATEMENTS	F7 - F15

Independent Auditor's Report

ALBERT WONG & CO. CERTIFIED PUBLIC ACCOUNTANTS 7 Floor, Nan Dao Commercial Building 359-361 Queen's Road Central Hong Kong Tel : 2851 7954 Fax: 2545 4086

ALBERT WONG B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To the Stockholders and Board of Directors
China Digital Ventures Corporation

We have audited the accompanying balance sheet of China Digital Ventures Corporation, a development stage company (the "Company") as of September 30, 2007 and the related statements of operations, stockholders' deficit and cash flows for the period from March 26, 2007 (date of inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Ventures Corporation as of September 30, 2007 and the results of its operations and its cash flows for the period from March 26, 2007 (date of inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $38,799 including net losses of $38,799 for the period from March 26, 2007 (date of inception) to September 30, 2007. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albert Wong & Co.
Certified Public Accountants
Hong Kong
October 8, 2007

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET AS AT SEPTEMBER 30, 2007 (Stated in US Dollars)

ASSETS	Note

Current assets:
Cash and cash equivalents		$5,001
		----------------
Total assets		$5,001
		=========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Deposits payable		1,600
Accrued expenses		2,000
Due to related party	4	200
		---------------
Total current liabilities		3,800

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
13,000,000 shares issued and outstanding	5	13,000
Additional paid up capital	5	27,000
Deficit accumulated during the development stage		(38,799)
		---------------
Total stockholders' retained earnings		1,201
		---------------

Total liabilities and stockholders' equity		$5,001
		=========

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

For the Period from March 26, 2007 (inception) to September 30, 2007
Net revenue	$800

Cost of revenue	600
--------------------
Gross profit	200

Selling, general and administrative expense	38,999
--------------------
Loss from operations	(38,799)

Other expense
Interest expense	-

-------------------
Net loss	$(38,799)
===========
Weighted average number of shares -
basic and diluted	13,000,000
===========
Loss per share - basic and diluted	$(0.00)
===========

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)
					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Deferred	development	stockholders'
	Shares	Amount	capital	compensation	stage	equity (deficit)

Balance at March 26, 2007	-	$-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
services at $0.001 per share - March 28, 2007	10,000,000	10,000	-	-	-	10,000

Sale of shares for cash at
$0.01 per share - April 2007	3,000,000	3,000	27,000	-	-	30,000

Net loss	-	-	-	-	(38,799)	(38,799)
	---------	-------	---------	---------	---------	---------
Balance at September 30, 2007	13,000,000	$13,000	$27,000	$-	$(38,799)	$1,201
	=========	======	========	========	========	========

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)
For the period from March 26, 2007 (inception) to September 30, 2007

Cash flows from operating activities:
Net loss	$(38,799)

Increase (decrease) in liabilities:
Deposits payable	1,600
Accrued expenses	2,000
Due to related parties	200
---------------
Total adjustments	3,800
---------------
Net cash used in operating activities	$(34,999)
---------------
Cash flows from financing activities:
Issuance of common stock	40,000
---------------
Net cash provided by financing activities	40,000
---------------
Net increase in cash and cash equivalents	5,001

Cash and cash equivalents, beginning	-
---------------
Cash and cash equivalents, ending	$5,001
==========
Supplemental disclosure of cash flow information:
Interest paid	$-
==========
Income taxes paid	$-
==========

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 1 ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Shenzhen, China and its principal business is to provide web-based telecom services, focusing on Greater China.

As of September 30, 2007, the Company has commenced its operations in the web-based telecom business and has recorded minimal revenue. The Company has an operational office in Hong Kong and China.

NOTE 2 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of September 30, 2007, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $38,799 at September 30, 2007 and its current assets exceed its current liabilities by $1,201. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company intends to file an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 share of common stock for sale by the Company at $0.02 per share for gross proceeds of $70,000. In addition, the Company intends to register 3,500,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is September 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128. "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs".

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

Income Tax

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes."Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS no. 52 "Foreign Currency Translation"using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees"(APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements"("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109"(FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. Fin 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effectively for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial condition.

FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements,"or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,"or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company's fiscal year beginning on October 1, 2008. The Company's management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, or SAB 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB 108 would have a material effect on our consolidated financial statements.

NOTE 4 AMOUNT DUE TO RELATED PARTY

The amount due to shareholder is interest free, unsecured and due on demand. The balance of due to shareholder is $200 as of September 30, 2007.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 5 COMMON STOCK

On March 27, 2007, the Company issued 10,000,000 shares of the Company at $0.001 per share for cash proceeds of $10,000, of which 8,700,000 shares were issued to the President of the Company for $8,700.

In between April 20, 2007 to April 30, 2007, the Company issued 3,000,000 shares of the Company at $0.01 per share for cash proceeds of $30,000.

NOTE 6 RELATED COMPANY TRANSACTIONS

During the period ended September 30, 2007, the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700. During the period for the 3 months from April to June 2007, the President received a total of US$3,000 as salary for establishing the business operation. Thereafter, the President did not receive any remuneration for his service from the Company.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2007 (Stated in US Dollars)

NOTE 7 INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $38,799, which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company is subject to United States income taxes at an approximately rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows.

September 30
2007
$

Net Loss	38,799
Expected Statutory Tax Rate	35%
---------------
13,580
Valuation Allowance	(13,580)
---------------
Income Tax expense (recovery)	-
===========

Significant components of the Company's deferred tax assets as of September 30, 2007 are as follows:

$
US net operating loss carried forwards	13,580
Valuation Allowance	(13,580)
---------------
Net Deferred Tax Assets	-
===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective October 2, 2007, we appointed Albert Wong & Co., CPA. ("AWC"), which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's most recent fiscal yearend, the Company has not consulted AWC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did AWC provided advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's most recent fiscal yearend, the Company has not consulted AWC on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. As of the date of this Report, these two positions are held by HE Bing. The Company is seeking to find a qualified chief financial officer for the Company.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. The Company is evaluating its disclosure controls in light of compliance with SOX 404 in its next annual report, and if necessary, will make any changes needed to comply with SOX 404.

No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors. In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of the Company's internal control systems are immediately identified. The inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of simple, good faith error or mistake. No design can in all instances immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a company. Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected. Nonetheless, the Company recognizes its ongoing obligation to use its best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.

Changes in internal control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with CDVC.

Name	Age	Term Served	Title
Bing HE	35	Since inception	President, Director, Secretary, Treasurer and Chief Financial Officer

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of CDVC require no less than one member on the board of directors and no more than ten.

CDVC is a development stage corporation, and is not a successor of any predecessor company or business.

Officer and Director Background:

Mr. Bing HE (or Bin HE): Mr. HE is the founder of China Digital Ventures Corporation and has acted as our President, Treasurer, Secretary and Director on March 27, 2007. He was appointed as Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on April 1, 2007. Bing HE has been working as the General Manager for a communication company in China for the past 5 years. During this time, he has been involved in all aspects of the operation including marketing, sales, technical and financial of the communication company. Mr. HE has a Bachelor of Engineering degree from Hubei TV and Radio University.

Currently CDVC has no employees other than the current officer and director, Bing HE, which may create potential conflicts of interest. The Officer anticipates devoting, at a, minimum twelve to fifteen hours per month to the furtherance of CDVC over the next twelve months.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for March 2008. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our board of directors.

No executive Officer or Director of CDVC has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of CDVC is the subject of any pending legal proceedings.

Auditors; Code of Ethics; Financial Expert

Our principal independent accountant is Albert Wong & Co., CPA.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

ITEM 10. EXECUTIVE COMPENSATION

CDVC has made no provisions for cash compensation or for non-cash compensation to our officers and directors. No salaries are being paid at the present time, and will not be paid unless, and until, there is available cash flow being generated from operations to pay salary. There have been no grants of options given to any of our executive officers since the inception of CDVC.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Bing HE (1)	2007	0	0	0	0	0	0	0

(1)	Mr. Bing HE is the President, Director, Secretary, Treasurer, and Chief Executive Officer of CDVC.

CDVC does not presently have a stock option plan. However, in the future, CDVC may develop an incentive based stock option plan for our officers and directors and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as it relates to our named Director and executive Officer, and each person known to CDVC to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security

Bing, HE President and Director	8,700,000	66.92%	Common

Officers and Directors as a Group	8,700,000	66.92%	Common

Ning, HE	800,000	6.15%	Common

Mr. Bing HE and Ms. Ning HE's address is Room 1001, 10 Building Yumin Village, Heping Road, Luohu District, Shenzhen, China. Ms. Ning HE is a sister of Mr. Bing HE.

The above referenced common shares were paid for and issued in March 2007, for consideration of $0.001 per share and total consideration of $8,700.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 27, 2007, 8,700,000 shares and 800,000 shares of common stock were issued to Mr. Bing HE, the Officer/Director, and Ms. Ning HE, respectively, at a price of $0.001 per share. Ms. Ning HE is a sister of Mr. Bing HE.

Related Party Transactions

Currently, there are no contemplated transactions that CDVC may enter into with our officer, director or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

CDVC has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Bing HE anticipates initially devoting at a minimum of twelve to fifteen hours per month of their available time to CDVC's affairs. If and when the business operations increase and a more extensive time commitment is needed, Mr. Bing HE is prepared to devote more time to CDVC's affairs, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 13. EXIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.

3.1	Articles of Incorporation*

3.2	Bylaw*

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registrant's Form SB-2 filed on October 16, 2007.

(b) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended September 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $2,000.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 was $0.

TAX FEES. For the fiscal years ended September 30, 2007, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. None

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Digital Ventures Corporation
a Nevada corporation

/s/ HE Bing
---------------------------------------
HE Bing
Principal executive officer
President, CEO, CFO, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HE Bing	January 2, 2008
--------------------------------------------
HE Bing
Its:	Principal executive officer
President, CEO, CFO, director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company

I, HE Bing, certify that:

1. I have reviewed this annual report on Form 10-KSB of China Digital Ventures Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 2, 2008

/s/ HE Bing
-----------------------
HE Bing
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-KSB for the year ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), HE Bing, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to China Digital Ventures Corporation, and will be retained by China Digital Ventures Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ HE Bing
--------------------------
HE Bing
Chief Executive Officer and Chief Financial Officer
January 2, 2008