Form 10QSB
period 2007-12-31
CHINA DIGITAL VENTURES CORP
filed 2008-02-19
CIK 1405660

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [ ]

CHINA DIGITAL VENTURES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorpration)	-------------- (IRS Employer ID Number)`

26 Floor, 88 Lockhart Road, Wanchai, Hong Kong
(Address of principal executive offices)

+011 (852) 6343-7704
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]
Number of shares of common stock outstanding as of February 14, 2008: 13,000,000 shares of common stock.
Transitional Small Business Format Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to up date any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this quarterly report, the terms "we", "us", "our", "CDV", "CDVC" and "the Company" mean China Digital Ventures Corporation unless otherwise indicated.

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET AS AT DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
	Note	December 31, 2007	September 30, 2007
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$1,633	$5,001
Accounts receivable		1,000	-
		--------------------	-------------------
Total assets		$2,633	$5,001
		=============	=============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payables		$910	$-
Deposits and other payables		6,300	1,800
Accrued expenses		6,226	2,000
Amount due to a director		1,500	-
		-------------------	-------------------
Total current liabilities		14,936	3,800
		-------------------	-------------------

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares
authorized;13,000,000 shares issued and outstanding	4	$13,000	13,000
Additional paid up capital	4	27,000	27,000
Deficit accumulated during the development stage		(52,303)	(38,799)
		-------------------	-------------------
Total stockholders' deficit		$(12,303)	$1,201
		-------------------	-------------------
Total liabilities and stockholders' deficit		$2,633	$5,001
		=============	=============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENT OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
		For the Period
	For the Three	from March 26,
	Months Ended	2007 (Inception)
	December 31,	to December 31,
	2007	2007
	----------------------	----------------------

Net Revenues	$1,300	$2,100
Cost of Revenues	910	1,510
	----------------------	----------------------
Gross Profits	390	590

Other General and Administrative Expenses	13,894	52,893
	----------------------	----------------------
Loss from Operations	(13,504)	(52,303)

Other Expenses
Interests	-	-
	----------------------	----------------------
Net Loss	$(13,504)	$(52,303)
	===============	===============

Weighted Average Basic and Diluted Shares Outstanding	13,000,000	13,000,000
	===============	===============

Loss Per Share - basic and diluted	$(0.00)	$(0.00)
	===============	===============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2007
(UNAUDITED)
(Stated in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total '
	---------------------------		paid-in	development	stockholders
	Shares	Amount	capital	stage	equity
	----------------	----------------	----------------	----------------	----------------
Balance at March 26, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share - April, 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	13,000,000	$13,000	$27,000	$(38,799)	$1,201

Net loss	-	-	-	(13,504)	(13,504)
	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2007	13,000,000	$13,000	$27,000	$(52,303)	(12,303)
	===========	===========	===========	===========	===========

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
		For the Period
	For the Three	from March 26, 2007
	Months Ended	(Inception) to
	December 31, 2007	December 31, 2007
	---------------------------	---------------------------
Cash Flows from Operating Activities:
Net Loss	$(13,504)	$(52,303)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(1,000)	(1,000)
Increase in Accounts Payables	910	910
Increase in Accrued Expenses	4,226	6,226
Increase in Deposits and Other Payables	4,500	6,300
Increase in Due to a director	1,500	1,500
	-------------------	-------------------
Net Cash Used in Operating Activities	(3,368)	(38,367)
	-------------------	-------------------
Cash Flows from Investing Activities:	-	-
	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	40,000
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	40,000
	-------------------	-------------------
(Decrease)/Increase in Cash	(3,368)	1,633

Cash - Beginning of Period	5,001	-
	-------------------	-------------------
Cash - End of Period	$1,633	$1,633
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	=============	=============
Income Taxes Paid	$-	$-
	=============	=============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
1.	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Shenzhen, China and its principal business is to provide web-based telecom services focus on Greater China.

As of December 31, 2007, the Company has commenced its operations in the web-based telecom business and has recorded minimal revenue. The Company has an operational office in Hong Kong and China.
2.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

As of December 31, 2007, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $52,303 at December 31, 2007 and its current assets exceed its current liabilities by $12,303. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company has filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 shares of common stock for sale by certain selling shareholders at $0.02 per share for gross proceeds of $70,000. In additional, the Company registered 380,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on December 28, 2007.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended September 30, 2007. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the period ended September 30, 2007 included in the Company Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
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

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Income Tax

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes."  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS no. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

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

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. Fin 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effectively for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial condition.

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

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company's fiscal year beginning on October 1, 2008. The Company's management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
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

4.	COMMON STOCK
There were no shares issued during the three months ended December 31, 2007.
5.	RELATED COMPANY TRANSACTIONS

During the three months ended December 31, 2007 and for the period from March 26, 2007 (date of inception) to December 31, 2007, the President received $1,500 and $4,500, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to December 31, 2007 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
6.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date on February 14, 2008, the Company sold 38,000 shares in the Company to investors at $0.02 per share for a total proceeds of $760 under the Registration Statement  registering 3,500,000 shares in the Company that became effective on December 28, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results and Plan of Operations
As used in this Form 10-QSB, references to the "Company," "we," "our" or "us" refer to China Digital Ventures Corporation, unless the context otherwise indicates.
Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Critical Accounting Policy and Estimates
As used in this Form 10-QSB, references to the "Company," "we," "our" or "us" refer to China Digital Ventures Corporation, unless the context otherwise indicates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended December 31, 2007.

Company Overview

CDVC was organized on March 26, 2007 and has not yet commenced any significant revenue-generating operations. Our common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

Results of Operations
FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2007
REVENUES

The Company has realized revenue of $1,300 for the three months ended December 31, 2007. The Company incurred a costs of revenue of $910, achieving a gross profit of $390 for the three months ended December 31, 2007. We hope to generate additional revenue when we receive more contracts.

For the period from March 26, 2007 (date of inception) to December 31, 2007, the Company has realized revenue of $2,100, incurred a cost of revenue of $1,510 and achieved a gross profit of $590.
OPERATING EXPENSES

For the three months period ended December 31, 2007, our gross profit was $390 and our total operating expenses were $13,894, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months ended December 31, 2007 was $13,504.

For the period form March 26, 2007 (date of inception) to December 31, 2007, the accumulated gross profit was $590, the total operating expenses was $52,893 which was all selling, general and administrative expenses and resulting in an accumulated net loss to our shareholders of $52,303.

Capital Resources and Liquidity

As of December 31, 2007, we had $1,633 in cash for a total assets of $2,633. In additional, the Company had a deposits payable of $6,300 accrued payables of $6,226 and due to a director of $1,500 for a total liabilities of $14,936 at December 31, 2007.

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

As of December 31, 2007, CDVC had $1,633 of cash on hand. Management believes this amount will not satisfy the cash requirements of CDVC for the next twelve months or until such a time additional proceeds are raised. On February 15, 2008, CDVC sold 38,000 shares at $0.02 per share to investors for a total proceeds of $760 under the Registration Statement for registering 3,500,000 shares in the Company that became effective by the SEC on December 28, 2007. CDVC plans to satisfy our future cash requirements by additional equity financing in the form of private placements of common stock under aforesaid Registration Statement on Form SB-2. There can be no assurance that CDVC will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. CDVC depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that CDVC will be successful in raising the capital the Company requires. Management believes that if subsequent private placements are successful, CDVC will be able to generate revenue from online sales of telecom services and achieve market adoption within the following twelve to fifteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability.

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

If and when the website is completed, over the subsequent twelve months, CDVC plans to allocate proceeds towards it marketing campaign directed specifically at building traffic "potential buyers" to its website. For this purpose management anticipates employing a third party who specializes in increasing web traffic to websites. However, even if CDVC is successful in developing its proposed website and contracting a third party to increase web traffic there can be no guarantee or assurance that individuals will buy any of the services listed on CDVC's website.

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $13,504 for the quarter ended December 31, 2007 and an accumulated net loss of $52,303 for the period March 26, 2007 (inception) to December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements
As of December 31, 2007 there were no off-balance sheet arrangements

Item 3. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Bing He (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Bing He (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 16, 2007.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 19, 2008
CHINA DIGITAL VENTURES CORPORATION

By:	/s/ Bing He
Name:	Bing He
Title:	President, Treasurer, Secretary, and Director
(Principal Executive, Financial and
Accounting Officer)

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Bing He, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of China Digital Ventures Corporation;

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
Dated: February 19, 2008 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-QSB for the three months period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: February 19, 2008 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)