Form 10QSB/A
period 2007-12-31
CHINA DIGITAL VENTURES CORP
filed 2008-05-13
CIK 1405660

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]
Number of shares of common stock outstanding as of February 14, 2008: 13,038,000 shares of common stock.
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

As of December 31, 2007, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $52,303 at December 31, 2007 and its current liabilities exceed its current assets by $12,303. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company has filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 shares of common stock for sale by the Company at $0.02 per share for gross proceeds of $70,000. In additional, the Company registered 380,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on December 28, 2007.

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

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