Form 10-Q
period 2008-03-31
CHINA DIGITAL VENTURES CORP
filed 2008-05-14
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission File Number: [ ]

CHINA DIGITAL VENTURES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

26 Floor, 88 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+011 (852) 6343-7704
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No  [  ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [  ]          Accelerated Filer [  ]        Non-Accelerated Filer [  ]         Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]          No  [  ]

The number of common equity shares outstanding as of April 30, 2008 was 13,208,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet - March 31, 2008 (Unaudited)	3

	Condensed Statements of Operations - Three Months and Six Months ended March 31, 2008 and from March 26, 2007 (Inception) to March 31, 2008 (Unaudited)	4

	Condensed Statement of Stockholders' Equity / (Deficit) - From March 26, 2007 (Inception) to March 31, 2008 (Unaudited)	5

	Condensed Statements of Cash Flows - Six Months ended March 31, 2008 and from March 26, 2007 (Inception) to March 31, 2008 (Unaudited)	6

	Notes to Condensed Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Matters	19

Item 6.	Exhibits	19

SIGNATURES		20

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET AS AT MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

	Note	March 31, 2008	September 30, 2007
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$6,303	$5,001
Accounts receivable		1,000	-
		------------------	-----------------
Total assets		$7,303	$5,001
		============	===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payables		$1,412	$-
Deposits and other payables		8,673	1,800
Accrued expenses		16,106	2,000
Amount due to a director		3,141	-
		------------------	------------------
Total current liabilities		$29,332	$3,800
		------------------	------------------

Stockholders' (deficit) / equity:
Common stock, $0.001 par value, 75,000,000 shares authorized 13,208,000 (2007: 13,000,000) shares issued
and outstanding	4	$13,208	$13,000
Additional paid up capital	4	30,952	27,000
Deficit accumulated during the development stage		(66,189)	(38,799)
		------------------	------------------
Total stockholders' (deficit) / equity		$(22,029)	$1,201
		------------------	------------------
Total liabilities and stockholders' equity		$7,303	$5,001
		============	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATION
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND
FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2008
(UNAUDITED)
(Stated in US Dollars)

			For the Period
	For the Three	For the Six	from March 26,
	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	to March 31,
	2008	2008	2008
	-------------------	-------------------	-------------------

Net Revenues	$628	$1,928	$2,728
Cost of Revenues	502	1,412	2,012
	-------------------	-------------------	-------------------
Gross Profits	126	516	716

Other General and Administrative Expenses	14,012	27,906	66,905
	-------------------	-------------------	-------------------
Loss from Operations	(13,886)	(27,390)	(66,189)

Other Expenses
Interests	-	-	-
	-------------------	-------------------	-------------------
Net Loss	$(13,886)	$(27,390)	$(66,189)
	=============	=============	=============

Weighted Average Basic and Diluted Shares Outstanding	13,078,637	13,039,104	12,776,097
	=============	=============	=============

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2008
(UNAUDITED)
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity / (deficit)

Balance at March 26, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share - April, 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	-------------	-------------	-------------	-------------	------------

Balance at September 30, 2007	13,000,000	$13,000	$27,000	$(38,799)	$1,201

Sale of shares for cash at $0.02 per share - Feb-Mar 2008	208,000	208	3,952	-	4,160

Net loss	-	-	-	(27,390)	(27,390)

	-------------	-------------	-------------	-------------	------------

Balance at March 31, 2008	13,208,000	$13,208	$30,952	$(66,189)	$(22,029)
	=========	=========	=========	=========	========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO
MARCH 31, 2008
(UNAUDITED)
(Stated in US Dollars)

		For the Period
	For the Six	from March 26, 2007
	Months Ended	(Inception) to
	March 31, 2008	March 31, 2008
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(27,390)	$(66,189)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(1,000)	(1,000)
Increase in Accounts Payables	1,412	1,412
Increase in Accrued Expenses	14,106	16,106
Increase in Deposits and Other Payables	6,873	8,673
Increase in Due to a director	3,141	3,141
	------------------	------------------
Net Cash Used in Operating Activities	(2,858)	(37,857)
	------------------	------------------
Cash Flows from Investing Activities:	-	-
	------------------	------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	4,160	44,160
	------------------	------------------
Net Cash Provided by Financing Activities	4,160	44,160
	------------------	------------------
Increase in Cash	1,302	6,303

Cash - Beginning of Period	5,001	-
	------------------	------------------
Cash - End of Period	$6,303	$6,303
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

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

As of March 31, 2008, the Company has commenced its operations in the web-based telecom business and has recorded minimal revenue. The Company has an operational office in Hong Kong and China.

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

As of March 31, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $66,189 at March 31, 2008 and its current liabilities exceed its current assets by $22,029. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company has filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 shares of common stock for sale by the Company at $0.02 per share for gross proceeds of $70,000. In additional, the Company registered 380,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on December 28, 2007. In February and March 2008, the Company sold 208,000 shares of common stock for $4,160.

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

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs"

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

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

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

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

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008. The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements (continued)

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

4.	COMMON STOCK

During the six months period ended March 31, 2008 the Company sold 208,000 common stock of the Company for $4,160 in February and March 2008.

5.	RELATED COMPANY TRANSACTIONS

During the three months and six months ended March 31, 2008, and for the period from March 26, 2007 (date of inception) to March 31, 2008, the President received $1,500, $3,000 and $6,000, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," "we," "our," "us" or "CDVC" refer to China Digital Ventures Corporation, unless the context otherwise indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

As of March 31, 2008, CDVC had $6,303 of cash on hand. Management believes this amount will not satisfy the cash requirements of CDVC for the next twelve months or until such a time additional proceeds are raised. In February and March 2008, CDVC sold 208,000 shares at $0.02 per share to investors for a total proceeds of $4,160 under the Registration Statement for registering 3,500,000 shares in the Company that became effective by the SEC on December 28, 2007. CDVC plans to satisfy our future cash requirements by additional equity financing in the form of private placements of common stock under aforesaid Registration Statement on Form SB-2. There can be no assurance that CDVC will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. CDVC depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that CDVC will be successful in raising the capital the Company requires. Management believes that if subsequent private placements are successful, CDVC will be able to generate revenue from online sales of telecom services and achieve market adoption within the following twelve to fifteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability.

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

Management anticipates the following steps and related expenses within the next twelve months:

1.)

Complete the development of the website. Management has estimated the time frame to accomplish this to be the Third Quarter of 2008, depending on availability of resources, and cost approximately $20,000

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

Results of Operations

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2008

REVENUES

The Company has realized revenue of $628 for the three months period ended March 31, 2008. The Company incurred a cost of revenue of $502, achieving a gross loss of $126 for the three months period ended March 31, 2008. We hope to generate additional revenue when we receive more contracts.

The Company realized revenue of $1,928 for the six months period ended March 31, 2008. The Company incurred a cost of revenue of $1,412, achieving a gross profit of $516 for the six months period ended March 31, 2008.

For the period from March 26, 2007 (date of inception) to March 31, 2008, the Company realized revenue of $2,728, incurred a cost of revenue of $2,012 and achieved a gross profit of $716.

OPERATING EXPENSES

For the three months period ended March 31, 2008, our gross profit was $126 and our total operating expenses were $14,012, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months period ended March 31, 2008 was $13,886.

For the six months period ended March 31, 2008, our gross profit was $516 and our total operating expenses were $27,906, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the six months period ended March 31, 2008 was $27,390.

For the period from March 26, 2007 (date of inception) to March 31, 2008, the accumulated gross profit was $716, the total operating expenses was $66,905 which was all selling, general and administrative expenses and resulting in an accumulated net loss to our shareholders of $66,189.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of March 31, 2008, we had $6,303 in cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development; $20,000 in other marketing expenses. Additionally, $25,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

We may have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $13,886 for the three months ended March 31, 2008 and an accumulated net loss of $66,189 for the period from March 26, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk:

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting:

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

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

Dated: May 14, 2008

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

1. I have reviewed this quarterly report on Form 10-Q of China Digital Ventures Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant 's internal control over financial reporting that occurred during the registrant 's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant 's auditors and the audit committee of the registrant 's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant 's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal control over financial reporting.

Dated: May 14, 2008

/s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the six months period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to China Digital Ventures Corporation, and will be retained by Asiarim Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: May 14, 2008

/s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)