Form 10-Q/A
period 2008-03-31
CHINA DIGITAL VENTURES CORP
filed 2008-05-19
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 − Q/A
(Amendment No. 1)

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

The Company has filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 shares of common stock for sale by the Company at $0.02 per share for gross proceeds of $70,000. In additional, the Company registered 380,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on December 28, 2007. In February and March 2008, the Company sold 208,000 shares of common stock for $4,160. On May 14, 2008, the Company closed the aforementioned offering.

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

6.	SUBSEQUENT EVENT

On May 14, 2008, the Company closed an offering to sell 3,500,000 shares common stock at $0.02 per share under the Form SB-2 registration statement (no. 333-146727). Under the aforesaid registration statement, a total of 208,000 shares were sold by the Company at a price of $0.02 per share. The Company received a total proceeds of $4,160 in its bank accounts from this offering.

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

As of the date of this report, the Company has closed an offering of its common stock. The proceeds of $4,160 received from this offering were deposited to the bank before March 31, 2008. These funds are now available for paying operations expenses anticipated future public company expenses.

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

Dated: May 19, 2008

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

Dated: May 19, 2008

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

Dated: May 19, 2008

/s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)