Form 10-Q
period 2008-06-30
CHINA DIGITAL VENTURES CORP
filed 2008-08-08
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ x ] No [   ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [   ] Accelerated Filer [   ] Non-Accelerated Filer [   ]  Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ] No [   ]

The number of common equity shares outstanding as of July 25, 2008 was 13,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheet - June 30, 2008 (Unaudited)	2

	Condensed Statements of Operations - Three Months and Nine Months ended June 30, 2008 and from March 26, 2007 (Inception) to June 30, 2008 (Unaudited)	3

	Condensed Statement of Stockholders' Equity - From March 26, 2007 (Inception) to June 30, 2008 (Unaudited)	4

	Condensed Statements of Cash Flows-Nine Months ended June 30, 2008 and from March 26, 2007 (Inception) to June 30, 2008 (Unaudited)	5

	Notes to Condensed Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Matters	18
Item 6.	Exhibits	18
SIGNATURES		19

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS AT JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
	Note	June 30, 2008	September 30, 2007
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$6,005	$5,001
		--------------------	-------------------
Total assets		$6,005	$5,001
		==============	==============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
Deposits and other payables		$12,414	$1,800
Accrued expenses		27,042	2,000
Amount due to a director		5,642	-
		-------------------	-------------------
Total current liabilities		$45,098	$3,800
		-------------------	-------------------
Stockholders' (deficit) / equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized 13,208,000 (2007: 13,000,000) shares issued
and outstanding	4	$13,208	$13,000
Additional paid up capital	4	30,952	27,000
Deficit accumulated during the development stage		(83,253)	(38,799)
		-------------------	-------------------
Total stockholders' (deficit) / equity		$(39,093)	$1,201
		-------------------	-------------------
Total liabilities andstockholders' equity		$6,005	$5,001
		==============	==============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATION
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Nine	from March 26,
	Months Ended	Months Ended	2007 (Inception)
	June 30,	June 30,	to June 30,
	2008	2008	2008
	----------------------	----------------------	----------------------

Net Revenues	$4,241	$6,169	$6,969
Cost of Revenues	2,085	3,497	4,097
	----------------------	----------------------	----------------------
Gross Profits	2,156	2,672	2,872

Other General and Administrative Expenses	19,218	47,124	86,123
	----------------------	----------------------	----------------------
Loss from Operations	(17,062)	(44,452)	(83,251)

Other Expenses
Interests	2	2	2
	----------------------	----------------------	----------------------
Net Loss	$(17,064)	$(44,454)	$(83,253)
	================	================	================

Weighted Average Basic and Diluted Shares Outstanding	13,078,637	13,039,104	12,776,097
	================	================	================

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	================	================	================

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS'EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	------------	------------	------------	------------	------------------
Balance at March 26, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share - April, 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	13,000,000	$13,000	$27,000	$(38,799)	$1,201

Sale of shares for cash at $0.02 per share - Feb-Mar 2008	208,000	208	3,952	-	4,160

Net loss	-	-	-	(44,454)	(44,454)

	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	13,208,000	$13,208	$30,952	$(83,253)	$(39,093)
	============	============	============	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Nine	from March 26, 2007
	Months Ended	(Inception) to
	June 30, 2008	June 30, 2008
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(44,454)	$(83,253)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	25,042	27,042
Increase in Deposits and Other Payables	10,614	12,414
Increase in Due to a director	5,642	5,642
	-----------------------	-----------------------
Net Cash Used in Operating Activities	(3,156)	(38,155)
	-----------------------	-----------------------
Cash Flows from Investing Activities:	-	-
	-----------------------	-----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	4,160	44,160
	-----------------------	-----------------------
Net Cash Provided by Financing Activities	4,160	44,160
	-----------------------	-----------------------
Increase in Cash	1,004	6,005
Cash - Beginning of Period	5,001	-
	-----------------------	-----------------------
Cash - End of Period	$6,005	$6,005
	================	================
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	================	================
Income Taxes Paid	$-	$-
	================	================

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage." The Company's office is located in Shenzhen, China and its principal business is to provide web-based telecom services focus on Greater China.

As of June 30, 2008, the Company has commenced its operations in the web-based telecom business and has recorded minimal revenue. The Company has an operational office in Hong Kong and China.
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

As of June 30, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $83,253 at June 30, 2008 and its current liabilities exceed its current assets by $39,093. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company has filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 shares of common stock for sale by the Company at $0.02 per share for gross proceeds of $70,000. In additional, the Company registered 380,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on December 28, 2007. On May 14, 2008, the Company closed an offering to sell 3,500,000 shares common stock at $0.02 per share under the Form SB-2 registration statement (no. 333-146727). Under the aforesaid registration statement, a total of 208,000 shares were sold by the Company at a price of $0.02 per share. The Company received a total proceeds of $4,160 from this Offering.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128. Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
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

In March 2008, The Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

4.	COMMON STOCK
During the nine months period ended June 30, 2008 the Company sold 208,000 common stock of the Company for $4,160 in February and March 2008.
5.	RELATED PARTY TRANSACTIONS

During the three months and nine months ended June 30, 2008, and for the period from March 26, 2007 (date of inception) to June 30, 2008, the President received $1,500, $4,500 and $7,500, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
As of June 30, 2008 and September 30, 2007, the amount due to a director was $5,642 and nil, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.
6.	SUBSEQUENT EVENT On July 7, 2008, the Company entered into a consultancy agreement and issued 20,000 common stock in the Company.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2008.

Overview
CDVC was organized on March 26, 2007 and has commenced revenue-generating operations. Currently the Company is expanding its operations and also seeking synergistic projects.
Plan of Operations - General
Our plan of operations is to sell telecom services to businesses and individual consumers through our website at www.ngndial.com.

As of June 30, 2008, CDVC had $6,005 of cash on hand. Management believes this amount will not satisfy the cash requirements of CDVC for the next twelve months or until such a time additional proceeds are raised. In February and March 2008, CDVC sold 208,000 shares at $0.02 per share to investors for a total proceeds of $4,160 under the Registration Statement for registering 3,500,000 shares in the Company that became effective by the SEC on December 28, 2007. CDVC plans to satisfy our future cash requirements by additional equity financing in the form of private placements of common stock under aforesaid Registration Statement on Form SB-2. There can be no assurance that CDVC will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. CDVC depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that CDVC will be successful in raising the capital the Company requires. Management believes that if subsequent private placements are successful, CDVC will be able to generate revenue from online sales of telecom services and achieve market adoption within the following twelve to fifteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability.

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

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2008
REVENUES

The Company has realized revenue of $4,241 for the three months period ended June 30, 2008. The Company incurred a cost of revenue of $2,085, achieving a gross profit of $2,156 for the three months period ended June 30, 2008. We hope to generate additional revenue when we receive more contracts.

The Company realized revenue of $6,169 for the nine months period ended June 30, 2008. The Company incurred a cost of revenue of $3,497, achieving a gross profit of $2,672 for the nine months period ended June 30, 2008.

For the period from March 26, 2007 (date of inception) to June 30, 2008, the Company realized revenue of $6,969, incurred a cost of revenue of $4,097 and achieved a gross profit of $2,872.

OPERATING EXPENSES

For the three months period ended June 30, 2008, our gross profit was $2,156 and our total operating expenses were $19,218, all of which were selling, general and administrative expenses. We also had $2 in interest expenses. Our net loss to our shareholders for the three months period ended June 30, 2008 was $17,064.

For the nine months period ended June 30, 2008, our gross profit was $2,672 and our total operating expenses were $47,124, all of which were selling, general and administrative expenses. We also had $2 in interest expenses. Our net loss to our shareholders for the nine months period ended June 30, 2008 was $44,454.

For the period from March 26, 2007 (date of inception) to June 30, 2008, the accumulated gross profit was $2,872, the total operating expenses was $86,123 which was all selling, general and administrative expenses and had $2 in interest expenses and resulting in an accumulated net loss to our shareholders of $83,253.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2008, we had $6,005 in cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development; $20,000 in other marketing expenses. Additionally, $25,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $17,064 for the three months ended June 30, 2008 and an accumulated net loss of $83,253 for the period from March 26, 2007 (inception) to June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.
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
Dated: August 8, 2008
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
Dated: August 8, 2008 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 8, 2008 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)