Form 10-K
period 2008-09-30
CHINA DIGITAL VENTURES CORP
filed 2008-12-24
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
For the fiscal year ended September 30, 2008
--------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from [ ] to [ ]
--------------------------------------------------------

Commission File Number: [ ]

China Digital Ventures Corporation
-----------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada	4813	----------------
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)
Room B209-1, Jinhui Business Center, No 537 Xinaggang Zhong Road, Haizhu District, Guangzhou, China	-----------
(Address of Company's principal executive offices)	(Zip Code)

+011 86 755 6165-7723
--------------------------
(Company's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
-------------------------------	------------------------------------------
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
---------------------------------------------------
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ x ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ x ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ x ]Yes [ ] No

On December 10, 2008, the number of shares held by non-affiliates of the registrant was 3,728,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not been traded since its quotation on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of December 10, 2008, there were 13,228,000 par value of $0.001 per share common stock of the Company issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Exhibits incorporated by reference are referred under Part IV.

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

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements appear in a number of places in this Form 10-K report have been formed by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

PART I
ITEM 1. BUSINESS
General

China Digital Ventures Corporation was incorporated on March 26, 2007 in the State of Nevada. CDVC is a development stage company that plans to sell telecom services through the internet, other telecom related services directly to the commercial marketplace and individual consumers and mobile device advertising business. The Company's mailing address in Hong Kong is 26 Floor, 88 Lockhart Road, Wanchai, Hong Kong. The telephone number of our principal executive office is +011 86-755-6157-8170.

Overview Telecom Market

The world's largest mobile telecommunications market-China- has more mobile subscribers than the United States has citizens; the market boosts more than 500 million subscribers and is growing by 5 million per month. Since the first half of 2007, China's communications industry has maintained stable and sound development. In the past few years, the Chinese government has established polices in the spirit of accomplishing the goal of becoming a prominent player in the global telecom industry. The Chinese market has maintained rapid growth in the first half of 2007. The total business volume of the telecom industry in 2007 was about USD101 billion (RMB748 billion), growing at 26.1%. In the first half of 2007, the number of new phone users was 45.4 million and the total number of users was 874 million. However, the number of fixed phone users declined gradually month-by-month where as the number of new mobile phone users increased. In the first half of 2007, the number of new fixed line phone users is 4.8 million, which makes the total number of fixed phone users at 372 million consisting of about 254 million urban users and 118 million rural area users. Mobile phone users increased by 40.5 million in the first half of 2007, making the total number of mobile users at 501 million.

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

CDVC has not incurred any significant research and development costs, and therefore does not expect to pass any such costs on to our prospective customers. At this time government approval is not necessary for our business, and CDVC is unaware of any significant government regulations that may impact its proposed business within the e-commerce marketplace

Telecom Services

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

The Company anticipates direct marketing and sales strategies towards development of a network of resellers and independent sales representatives. Some specific strategies include but are not limited to:

*	Distinctive Telecom Service offerings;
*	Tiered costing models based on volume and purchase frequency; and
*	Prizes, additional compensation and other incentive programs for top resellers sales people.

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

Mobile Device Advertising

The Company has recently entered into a joint venture for the development and implementation of an innovative technology to deliver advertising to mobile devices through the mobile phone network in China. Today, mobile phones are inseparatable for many people as it becomes our essential companion. Thus the mobile phones and devices have become an important tool for advertisers.

The Company plans to conduct a pilot test of the mobile device advertising platform in China in March 2009. Once the pilot test has been proven successful with a telecom operator, then the Company expects to enter into commercial operation by June 2009.

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

Employees

CDVC has no full time employees. Presently, Mr. Bing HE and Ms. Ning HE, both the officers and directors of the Company, each plan to devote approximately a minimum of 12 -15 hours per month, on the business.

Patents
China Digital Ventures Corporation holds no patents.
Government Regulation
Government approval is not necessary for our business, and it is anticipated that government regulations will have little or no effect on CDVC's proposed business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this Form 10-K before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

THERE IS SUBSTANTIAL DOUBT ABOUT CDVC'S ABILITY TO CONTINUE AS A GOING CONCERN

Our auditor's report on our 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because our officer and director may be unable or unwilling to loan or advance any additional capital to CDVC, therefore, the Company will not have the funds necessary to continue its operations. See "September 30, 2008 Audited Financial Statements."

CDVC HAS A SHORT OPERATING HISTORY, THUS THE COMPANY CANNOT PREDICT WHETHER IT WILL BE SUCCESSFUL IN REMAINING AN ONGOING CONCERN

CDVC is a development stage company that was established in March 2007. Although CDVC has begun the sales of telecom services with modest revenue generated, there can be no assurance that CDVC will ever reach a level of profitability. The revenue and income potential of CDVC's proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of the business.

CDVC'S OTHER BUSINESSES ARE NOT YET DEVELOPED, THERFORE, THERE IS NO ASSURANCE THAT CDVC'S ANTICIPATED BUSINESSES WILL EVER GENERATE REVENUE

CDVC faces multiple risks associated with the development of other new and speculative business in the mobile advertising platform and digital media. The Company is a development stage business with limited service offerings and has limited assets totaling $8,517 as of September 30, 2008. In addition, CDVC will be subject to numerous risks, expenses, and difficulties typically encountered in the development of new business. There is no assurance that CDVC's anticipated business will ever be successful or profitable

CDVC'S OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS WILL LIKELY FLUCTUATE SIGNIFICANTLY
CDVC expects significant fluctuations in future results of operation due to a variety of factors, many of which are outside of our control, including, but not limited to:
*	Demand for and market acceptance of web based telecommunications products, advertising on mobile phones and media services;
*	CDVC's ability to expand its market share;
*	Competitive factors that affect CDVC's pricing structure;
*	The variety and mix of telecom, advertising and media products CDVC sells;
*	The timing and magnitude of capital expenditures, including costs relating to the start-up, marketing, and continued expansion of operations;
*	Conditions specific to the telecom and media industry;
*	Changes in generally accepted accounting policies, especially those related to the Internet sales; and;
*	New government regulation or legislation.
CDVC IS A START-UP COMPANY WITH LIMITED FUNDS; THEREFORE IT MAY NOT BE CAPABLE OF DEVELOPING ITS PROPOSED BUSINESS INTO A REVENUE GENERATING OPERATION
CDVC's ability to develop the business into a revenue generating operation will depend on a number of factors, which include the ability to:
*	Provide telecom, advertising and media services that are reliable, and cost effective;
*	Effectively market the telecom, advertising and media services;
*	Establish relationships with manufactures and distributors within telecom industry that will allow CDVC to sell products at a profit; and
*	Hire and retain qualified personnel and effectively respond to competition.

If CDVC is not successful in meeting these challenges and addressing the risks and uncertainties associated with operating a business with limited funds, CDVC would fail and any investment made in the common stock would significantly decline in value or be completely lost.

CDVC CURRENTLY HAS NO MAJOR CUSTOMERS; IF THE COMPANY IS UNABLE TO GAIN CUSTOMERS OR DEVELOP A MARKET ACCEPTANCE IN A RELATIVELY SHORT PERIOD OF TIME THE COMPANY WILL FAIL

Selling telecom services "on-line" is a relatively new and emerging market; there can be no assurance that customers will adopt CDVC's proposed business of selling these products through the Internet medium. Accordingly, CDVC cannot accurately estimate the potential demand for the products CDVC anticipates selling. CDVC believes that the acceptance of telecom services will depend on its ability to:

*	Effectively market CDVC's proposed website and provide competitive pricing of telecom service that it anticipates selling;
*	Provide high quality customer support and be able to attract and retain customers; and
*	Have the financial ability to withstand downturns in the general economic conditions or conditions that would slow sales of telecom services.
IF CDVC'S PLAN TO SELL TELECOM SERVICES TO CUSTOMERS THROUGH THE INTERNET IS NOT SUCCESSFUL, CDVC WOULD NOT BE ABLE TO GENERATE REVENUE, AND AS A RESULT INVESTORS WOULD LOSE THEIR ENTIRE INVESTMENT

CDVC plans to sell telecom services directly consumers through its proposed Internet website. The ability to achieve revenue growth in the future will depend on the ability to develop and maintain an effective website that will attract customers, the ability to hire qualified sales and technical personnel, and offer new telecom services and products. In addition, CDVC is dependent on several factors relating to the Internet as a whole, including the relatively new and unproven nature the Internet as a medium is for commerce. Although sales over the Internet have continued to develop and grow over the past few years the Internet is a developing market and long-term acceptance of the Internet as a sales medium has not been statistically proven. Only recently have a few select companies shown a reasonable profit through Internet business sales and commerce; there can be no assurance that a trend towards profitability will be achieved or be sustained by CDVC, of which would result in complete loss in its common share value.

CUSTOMER'S ORDERS MAY SUBSTANTIALLY VARY IN SIZE, MAKING IT DIFFICULT TO FORECAST QUARTERLY RESULTS AND CREATE FLUCTUATIONS IN FUTURE CASH FLOWS

CDVC's anticipated pricing structure for its proposed internet site will likely range from a few dollars to several hundred dollars. If customer orders are limited to lower volume services, or on average to lower priced service offerings, CDVC may show losses during these times and may not be able to recoup the losses with future revenue. Due to these factors CDVC's quarter-to-quarter comparisons of future operating results will not be a good indication of future performance.

IN THE FUTURE CDVC WILL BE REQUIRED TO INCREASE ITS OPERATING EXPENSES IN ORDER TO GROW; ANY INCREASE OF EXPENSES MAY NOT BE OFFSET WITH REVENUE, WHICH WILL RESULT IN SIGNIFICANT LOSSES

CDVC plans to increase operating expenses in order to bring about and support higher sales of telecom services, which will result in losses that CDVC may not be able to offset with revenues. Specifically, CDVC plans to increase operating expenses to expand sales and marketing operations. If revenue falls below our expectations in any quarter and CDVC is not able to quickly reduce spending in response, CDVC's operations will be adversely affected and may result in significant losses.

CDVC WILL NEED ADDITIONAL CAPITAL, CURRENTLY ESTIMATED AT $17,500 TO $70,000, TO EXPAND ITS PROPOSED BUSINESS AND REMAIN AS A GOING CONCERN, WITHOUT WHICH, THE COMPANY WOULD FAIL

As of September 30, 2008 the Company had $8,517 of cash on hand and available.

There can be no assurance CDVC will be successful in raising future proceeds or that its proposed business will be able to generate a level of revenue that can sustain the growth and expansion of the business. Any shortfall of capital, whether an inability to raise funds or generate revenue, would adversely impact the progress and development of the business.

Future equity or debt financing may not be available to CDVC on favorable terms, or perhaps may not be available at all. Borrowing instruments such as credit facilities and lease agreements will likely have restrictions on lending money to a start-up company with little or no assets, such as CDVC. CDVC's inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which would cause the business and prospects to suffer.

CDVC WILL ENCOUNTER INTENSE COMPETITION, WHICH COULD LEAD TO GREATER EXPENSES IN ESTABLISHING A POSITION WITHIN THE MARKETPLACE; IF THE COMPANY IS UNABLE TO MEET THE DEMAND OF THESE EXPENSES THE BUSINESS WOULD FAIL

CDVC will face intense competition from other businesses that sell and distribute telecom services, including but not limited to Internet distributors and telecom services providers. The competitors will have longer operating histories, greater brand name recognition, and larger installed customer bases. Competition will pose the following hurdles to the success of CDVC:

*

The established competition will have significantly more financial resources, R&D facilities, and marketing experience than those of CDVC. The competition may create future developments that will render the Company's proposed business plan obsolete;

*

CDVC also expects to face competition from new entrants into its targeted industry segment. The Company anticipates that demand for telecom services will continue to grow. As this occurs, CDVC expects competition to become more intense and there can be no guarantee the Company will be able to remain competitive with new entries into the market;

*
CDVC will likely need to obtain and maintain certain technical, trademark, and patent advantages over its competitors. Maintaining such advantages will require a continued high level of investment by the CDVC in marketing, sales, and customer support;
*

There can be no assurance that CDVC will have sufficient resources to maintain its marketing, sales, and customer support efforts on a competitive basis, or that the Company will be able to make the technological advances necessary to maintain a competitive advantage with respect to its service offerings; and

*	Increased competition could result in price reductions, fewer product orders, and reduced operating margins, any of which could materially and adversely affect the Company's business.
CDVC IS DEPENDENT ON KEY PERSONNEL AND ANY TURNOVER COULD SERIOUSLY IMPEDE THE SUCCESS OF THE BUSINESS

CDVC success and execution of its business strategy will depend significantly upon the continuing contributions of, and on its ability to attract, train, and retain qualified personnel. In this regard, the Company is particularly dependent upon the services of Bing HE, its President and Director. CDVC does not have an employment agreement with its officers or directors, and as a result there is no assurance that Bing HE will continue to manage CDVC in the future. The loss of the services of its Officer, or in the future any key employees would have a material adverse impact on the further development of CDVC's business.

THE LIMITED EXPERIENCE OF CDVC'S CURRENT MANAGEMENT COULD HINDER OPERATIONS AND THEREFORE LIMIT ANY POTENTIAL PROFITABILITY OF THE COMPANY

Current management of CDVC has had limited experience in the start-up and development of a new business. In consideration of management's other employment obligations and the minimal experience of operating a new business there are potential conflicts of interest in his acting as officer and directors of the Company.

CDVC CURRENTLY HAS TWO DIRECTORS, BING HE AND NING HE, WHO HAVE SIGNIFICANT CONTROL ON ALL MATTERS SUBMITTED FOR STOCKHOLDER APPROVAL WHICH COULD RESULT IN CORPORATE DECISIONS THAT NEGATIVELY IMPACT OTHER SHAREHOLDERS

Currently, Mr. Bing HE and his sister, Ms. Ning HE, together own about 71.8% of CDVC's issued and outstanding common stock. As a result, they have significant control on the outcome of all matters submitted to a vote by stockholders, which may include the election of directors, amendments to the certificate of incorporation, and approval of significant corporate transactions.

NO DIVIDEND IS PAID BY CHINA DIGITAL VENTURES CORPORTATION TO ITS HOLDERS OF COMMON SHARES AND NO DIVIDEND IS ANTICIPATED TO BE PAID IN THE FORESEEABLE FUTURE, WHICH MAY DETER POTENTIAL INVESTORS FROM INVESTING IN ITS COMMON STOCK

CDVC has not paid any cash or other dividends on its Common Stock and does not expect to declare or pay any such cash dividends in the foreseeable future; this may prevent investors from investing in CDVC in the future.

INVESTORS WILL PAY MORE FOR CDVC'S COMMON STOCK THAN THE PRO RATA PORTION OF THE COMPANY'S ASSETS ARE WORTH; AS A RESULT INVESTING IN THE COMMON STOCK MAY RESULT IN AN IMMEDIATE LOSS TO SHAREHOLDERS

The market price may be substantially higher than the net tangible book value per share of CDVC's common stock. CDVC's assets do not substantiate a share price as determined by the accounts from time to time.

RISKS RELATED TO DOING BUSINESS IN CHINA

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of telecom companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

As our telecom business offered through the internet expands, we expect an increasing portion of our business operations would likely be conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China's economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by governmental control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the PRC legal system could adversely affect us.

We will conduct a substantial and increasing portion our business through newly incorporated subsidiaries and affiliated entities based in China. Our operations in China are governed by PRC laws and regulations. These new subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedent value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on governmental policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our internet telecom business expands, we expect to derive an increasing percentage of our revenues in RMB. Under our new structure in the future, we expect our income will be primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our common stock.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our internet telecom business continues to grow, a greater portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on dividends and other fees paid to us by our subsidiaries and affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS, Avian Flu or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other governmental regulations adopted in response may require temporary closure of Internet cafes, which is one of the avenues where users could access our websites, or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CDVC's principle address is Room B209-1, Jinhui Business Center, No 537 Xinaggang Zhong Road, Haizhu District, Guangzhou,, China. The Company currently rents this office under a monthly lease of $285 per month. The office is approximately 340 square feet. The telephone number is +011 86 755 6165-7723.

CDVC has a correspondence address in Hong Kong at 26F 88 Lockhart Road, Wanchai, Hong Kong. The Company use this correspondence address rent free and is subject to change with a 7 days notice.
ITEM 3. LEGAL PROCEEDINGS
CDVC is not a party to or aware of any threatened litigation of a material nature.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the last quarter of fiscal year September 30, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
A registrant that qualifies as a smaller reporting company is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is on the Over The Counter Bulletin Board under the symbol "CDVV.OB."At present, there are no volume of the Company' shares that have been traded on the OTCBB, therefore share price quotation is not available at the moment.

Issuer's Repurchase Of Equity Securities
None.
Holders
On December 10, 2008, the Company had 66 holders of record of our Common Stock.
Dividends

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

Stock Options
Currently, there are no stock options outstanding.

ITEM 6. SELECTED FINANCIAL DATA
A registrant that qualifies as a smaller reporting company is not required to provide the information required by this item.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with CDVC's audited financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.
Company Overview
CDVC was organized on March 26, 2007.
Results of Operations
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
REVENUES

The Company has realized revenue of $11,951 for the year ended September 30, 2008. The Company incurred a cost of revenue of $6,279, achieving a gross profit of $5,672 for the year ended September 30, 2008. We hope to generate additional revenue when we receive more contracts.

For the period from March 26, 2007 (date of inception) to September 30, 2008, the Company realized revenue of $12,751, incurred a cost of revenue of $6,879 and achieved a gross profit of $5,872.

OPERATING EXPENSES

For the year ended September 30, 2008, our gross profit was $5,672 and our total operating expenses were $55,620, all of which were selling, general and administrative expenses. We also had $4 in interest expenses. Our net loss to our shareholders for the year ended September 30, 2008 was $49,952.

For the period from March 26, 2007 (date of inception) to September 30, 2008, the accumulated gross profit was $5,872, the total operating expenses was $94,619 which was all selling, general and administrative expenses and had $4 in interest expenses and resulting in an accumulated net loss to our shareholders of $88,751.

For the period from March 26, 2007 (inception) to September 30, 2008 we had generated $12,751 in revenue from our telecom services. The Company incurred a cost of revenue of $6,879 and earned a gross profit of $5,872. The Company also incurred operating expenses of $94,623 and resulting a loss of $88,751.

Capital Resources and Liquidity

As of September 30, 2008, we had $8,517 in cash for a total assets of $8,517. In addition, the Company had an accrued payables of $33,060 and amount due to a director of $19,648 for a total liabilities of $52,708 at September 30, 2008.

During the year ended September 30, 2008 the Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 shares of common stock for sale by the Company at $0.02 per share for gross proceeds of $70,000. In additional, the Company registered 380,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on December 28, 2007. On May 14, 2008, the Company closed an offering to sell 3,500,000 shares common stock at $0.02 per share under the Form SB-2 registration statement (no. 333-146727). Under the aforesaid registration statement, a total of 208,000 shares were sold by the Company at a price of $0.02 per share. The Company received a total proceeds of $4,160 from this Offering

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $20,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $3,000 in website development; $9,000 in other marketing expenses; and $8,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

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

Plan of Operations - General
Our plan of operations is to sell telecom services to businesses and individual consumers through our website at www.ngndial.com and the mobile device advertising business.

As of September 30, 2008 CDVC had $8,517 of cash on hand. Management believes this amount will not satisfy the cash requirements of CDVC for the next twelve months or until such a time additional proceeds are raised. CDVC plans to satisfy our future cash requirements by additional equity financing in the form of private placements of common stock. There can be no assurance that CDVC will be successful in raising additional equity financing, and thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the telecom and mobile devices advertising business, as well as legal and accounting fees. CDVC depends upon capital to be derived from future financing activities such as offerings of our stock. Management believes that if subsequent private placements are successful, CDVC will be able to generate more revenues from online sales of telecom services and mobile devices advertising services, and achieve market adoption within the following twelve to fifteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability.

As of September 30, 2008, CDVC has generated sales resulting in a gross profit of approximately $5,872. All additional proceeds received by CDVC were a result of the sale of its common stock.
CDVC does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and has no current material commitments.

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

Management anticipates the following steps and related expenses within the next twelve months:
1.)	Ongoing development of the website. Management is continuing making improvements to the services on the website.
2.)	Conduct a pilot test in China for the mobile device advertising business. Depending on available resources, we plan to commercialize the operation, after the successful pilot test, in mid 2009.

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

On the mobile device advertising business, we expect to conduct a pilot site test in the in March 2009. After the successful test of the pilot test, we will then consider the commercial arrangements and roll out plans and we expect to offer commercial operation around June 2009.

As CDVC expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed businesses. If CDVC is unable to satisfy its capital requirements through its revenue production or if the Company is unable to raise additional capital through the sale of its common stock it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

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

Off-Balance Sheet Arrangement

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Please see page F-1 through F-15 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with CDVC.

Name	Age	Term Served	Title
--------------	------	-------------	-------------------------
Bing HE	33	Since inception	President, Director, Treasurer and Chief Financial Officer
Ning HE	40	Since June 30, 2008	Director and Secretary

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

Mr. Ning HE: Ms. HE was appointed as Secretary and Director of the Company on June 30, 2008. Prior to the appointment, Ms. Ning He has been working in the areas of accounting and office administration for a telecommunication company in Guangzhou, China.

Currently CDVC has no employees other than the current officers and directors, Mr. Bing HE and Ms. Ning HE.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for March 2009. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

We have not entered into any employment agreements with any of our directors and officers, and employment arrangements are all subject to the discretion of our board of directors.
No executive Officer or Director of CDVC has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.
No executive Officer or Director of CDVC is the subject of any pending legal proceedings.
Auditors; Code of Ethics; Financial Expert
Our principal independent accountant is Albert Wong & Co., CPA.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert"on the board or an audit committee or nominating committee.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the personal liability of our board members for breaches by them of their fiduciary duties. Our bylaws also require us to indemnify our directors and officers to the fullest extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except:

*	any breach of their duty of loyalty to us or our stockholders;
*	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
*	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; and
*	any transaction from which the director derived an improper personal benefit.

Such limitation of liability may not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. In addition and in accordance with Nevada law, our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether indemnification would be permitted under Nevada law. We currently do not maintain liability insurance for our directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership of common stock and other equity securities of our company with the Securities and Exchange Commission. Officers, directors and more than ten percent stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of these reports furnished to us during 2008, all required Section 16(a) reports for our directors, officers and beneficial owners of ten percent of our outstanding stock were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

CDVC has made no provisions for cash compensation or for non-cash compensation to our officers and directors. No salaries are being paid at the present time, and will not be paid unless, and until, there is available cash flow being generated from operations to pay salary. There have been no grants of options given to any of our executive officers since the inception of CDVC.

Summary Compensation Table
Annual Compensation				Long-Term Compensation
--------------------				----------------------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
----------	-------	------	------	--------------	--------------------	-----------------	----------	------------

Bing HE (1)	2007	4,500	0	0	0	0	0	0
	2008	4,500	0	0	0	0	0	0

Ning HE (2)	2008	0	0	0	0	0	0	0
(1)	Mr. Bing HE is the President, Director, Secretary, Treasurer, and Chief Executive Officer of CDVC.
(2)	Ms. Ning HE is a Director and Secretary of CDVC. Ms. Ning HE is a sister of Mr. Bing HE.

Outstanding Equity Awards at Fiscal Year-End
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2008.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
--------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS						STOCK AWARDS
-------------------------------------------------------------------------------------						-------------------------------------------
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
---------------	-------------	---------------	-------------	----------	---------	-------	--------	---------	---------
Bing He	-	-	-	-	-	-	-	-	-
Ning He	-	-	-	-	-	-	-	-	-
Compensation of Directors
The table below summarizes all compensation of our directors as of September 30, 2008.
DIRECTOR COMPENSATION
--------------------------------------------------------------------------------------------------------------
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
---------	--------	------	--------	--------	---------	---------	-------
Bing He	-	-	-	-	-	-	-
Ning He	-	-	-	-	-	-	-
Narrative Disclosure to the Director Compensation Table
As of September 30, 2008, no compensations have been paid out to our directors, however we may compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

CDVC does not presently have a stock option plan. However, in the future, CDVC may develop an incentive based stock option plan for our officers and directors and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as it relates to our named Director and executive Officer, and each person known to CDVC to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
Bing, HE
President and Director	8,700,000	65.77%	Common
Officers and Directors as a Group	8,700,000	65.77%	Common
Ning, HE	800,000	6.05%	Common
Mr. Bing HE and Ms. Ning HE's address is Room B209-1, Jinhui Business Center, No 537 Xinaggang Zhong Road, Haizhu District, Guangzhou, China. Ms. Ning HE is a sister of Mr. Bing HE.
The above referenced common shares were paid for and issued in March 2007, for consideration of $0.001 per share and total consideration of $8,700.
CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended September 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $2,000.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2008 was $0.

TAX FEES. For the fiscal years ended September 30, 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.
ALL OTHER FEES. None

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
Independent Auditor's Report
Condensed Balance Sheets as of September 30, 2008 and 2007
Condensed Statements of Operations for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008
Condensed Statements of Stockholders' Equity / (Deficit) from March 26, 2007 (Inception) to September 30, 2008
Condensed Statements of Cash Flows for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008
Notes to Condensed Financial Statements
(c) Exhibits.
3.1	Articles of Incorporation*
3.2	Bylaw*
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
* Incorporated by reference from Registrant's Form SB-2 filed with the SEC on October 16, 2007.

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
By:	/s/ HE Bing	December 24, 2008
--------------------------------------------
HE Bing
Its:	Principal executive officer
President, CEO, CFO, director
By:	/s/ HE Ning	December 24, 2008
--------------------------------------------
HE Ning
Its:	Director and Secretary

China Digital Ventures Corporation
(A Development State Company)
Financial Statements
For the Year Ended September 30, 2008

Table of Contents	Page
Independent Auditor's Report	F1-F2
Condensed Balance Sheets as of September 30, 2008 and 2007	F3
Condensed Statements of Operations for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008	F4
Condensed Statements of Stockholders' Equity / (Deficit) from March 26, 2007 (Inception) to September 30, 2008	F5
Condensed Statements of Cash Flows for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008	F6
Notes to Condensed Financial Statements	F7 - F15

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Room 701A, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
C.P.A.(Practising)

To the Stockholders and Board of Directors China Digital Ventures Corporation Independent Auditor's Report

We have audited the accompanying balance sheet of China Digital Ventures Corporation, a development stage company (the "Company") as of September 30, 2008 and the related statements of operations, stockholders' deficit and cash flows for the period from March 26, 2007 (date of inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Ventures Corporation as of September 30, 2008 and the results of its operations and its cash flows for the period from March 26, 2007 (date of inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $88,751 including net losses of $88,751 for the period from March 26, 2007 (date of inception) to September 30, 2008. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albert Wong & Co.
Certified Public Accountants
Hong Kong December 24, 2008

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)
	Note	September 30, 2008	September 30, 2007
ASSETS		(Audited)	(Audited)
Current assets:
Cash and cash equivalents		$8,517	$5,001
		-----------------	----------------
Total assets		$8,517	$5,001
		==========	=========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
Deposits and other payables		$-	$1,800
Accrued expenses		33,060	2,000
Amount due to a director		19,648	-
		-----------------	-----------------
Total current liabilities		$52,708	$3,800
		-----------------	-----------------

Stockholders' (deficit) / equity:
Common stock, $0.001 par value, 75,000,000 shares authorized 13,228,000 (2007: 13,000,000) shares issued
and outstanding	4	$13,208	$13,000
Additional paid up capital	4	31,352	27,000
Deficit accumulated during the development stage		(88,751)	(38,799)
		-----------------	-----------------
Total stockholders' (deficit) / equity		$(44,191)	$1,201
		-----------------	-----------------
Total liabilities and stockholders' equity		$8,517	$5,001
		==========	==========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATION
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)
		For the Period
	For the Year	from March 26,
	Ended	2007 (Inception)
	September 30,	to September 30,
	2008	2008
	------------------	------------------

Net Revenues	$11,951	$12,751
Cost of Revenues	6,279	6,879
	------------------	------------------
Gross Profits	5,672	5.872

Other General and Administrative Expenses	55,620	94,619
	------------------	------------------
Loss from Operations	(49,948)	(88,747)

Other Expenses
Interests	4	4
	-------------------	------------------
Net Loss	$(49,952)	$(88,751)
	===========	===========

Weighted Average Basic and Diluted Shares Outstanding	13,128,251	12,904,224
	===========	===========

Loss Per Share-basic and diluted	$(0.00)	$(0.00)
	===========	===========

*Basic and diluted weighted average number of shares are the same since the Company does not have any dilutive securities

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	-----------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	Stage	equity/(deficit)
	----------	-----------	-----------	------------	-------------

Balance at March 26, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share - April, 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	---------------	---------------	---------------	---------------	--------------

Balance at September 30, 2007	13,000,000	$13,000	$27,000	$(38,799)	$1,201

Sale of shares for cash at $0.02 per share - Feb - Mar 2008	208,000	208	3,952	-	4,160

Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	400

Net loss	-	-	-	(49,952)	(49,952)
	---------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	13,228,000	$13,208	$31,352	$(88,751)	$(44,191)
	===========	===========	===========	===========	===========

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)
		For the Period
	For the Year	from March 26, 2007
	Ended	(Inception) to
	September30, 2008	September 30, 2008
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(49,952)	$(88,751)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	400	400
Changes in Assets and Liabilities:
Increase in Accrued Expenses	31,060	33,060
Decrease in Deposits and Other Payables	(1,800)	-
Increase in Due to a director	19,648	19,648
	-------------------	-------------------
Net Cash Used in Operating Activities	(644)	(35,643)
	-------------------	-------------------
Cash Flows from Investing Activities:	-	-
	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	4,160	44,160
	-------------------	-------------------
Net Cash Provided by Financing Activities	4,160	44,160
	-------------------	-------------------
Increase in Cash	3,516	8,517

Cash - Beginning of Period	5,001	-
	-------------------	-------------------
Cash - End of Period	$8,517	$8,517
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

As of September 30, 2008, the Company has commenced its operations in the web-based telecom business and has recorded modest revenue. The Company has an operational office in China and a correspondence address in Hong Kong.

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

As of September 30, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $88,751 at September 30, 2008 and its current liabilities exceed its current assets by $44,191. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YER ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company ' s consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations ". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company's financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)

NOTE 4	COMMON STOCK

On March 27, 2007, the Company issued 10,000,000 shares of the Company at $0.001 per share for cash proceeds of $10,000, of which 8,700,000 shares were issued to the President of the Company for $8,700.

In between April 20, 2007 to April 30, 2007, the Company issued 3,000,000 shares of the Company at $0.01 per share for cash proceeds of $30,000.

The Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,500,000 shares of common stock for sale by the Company at $0.02 per share for gross proceeds of $70,000. In additional, the Company registered 380,000 shares of commons stock held by existing shareholders for resale at $0.02 per share. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on December 28, 2007. In between February to March, 2008, the Company sold 208,000 common stock of the Company at $0.02 per share for $4,160. On May 14, 2008, the Company closed the offering under this Form SB-2 registration statement (no. 333-146727).

On July 7, 2008, the Company issued 20,000 shares of the Company to a consultant for services at $0.02 per share for $400.
NOTE 5	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2008, and for the period from March 26, 2007 (date of inception) to September 30, 2008, the President received $6,000 and $9,000, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
As of September 30, 2008 and September 30, 2007, the amount due to a director was $19,648 and nil, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)

NOTE 6	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $88,751, which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company is subject to United States income taxes at an approximately rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows.

September 30
2008
$

Net Loss	88,751
Expected Statutory Tax Rate	35%
-------------
31,063
Valuation Allowance	(31,063)
-------------
Income Tax expense (recovery)	-
========

Significant components of the Company's deferred tax assets as of September 30, 2008 are as follows:

$
US net operating loss carried forwards	31,063
Valuation Allowance	(31,063)
-------------
Net Deferred Tax Assets	-
========

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)

NOTE 7	SUBSEQUENT EVENTS

On December 5, 2008, the Company entered into a 50/50 equal share joint venture agreement ("JV Agreement") with Verte Group Limited ("Verte") to set up a joint venture company named Superfone Asia Holdings Limited ("SAH"), engage in the business of advertising on the mobile phone and device platform in China. Under the joint venture agreement, the Company shall be responsible to sign a Memorandum of Understanding ("MOU") to conduct a pilot test of the advertising platform with an authorized mobile telecom operator in China by March 18, 2009 or any later dates as the parties may agree; and if the MOU is not signed by this date, then the JV Agreement shall terminate. The Company shall contribute $20,000 for the working capital and Verte shall contribute the equipment to SAH for the pilot test. After the successful pilot test, the Company and Verte shall determine the capital requirements for the commercial operations.

Exhibit 31
Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer and Chief Financial Officer of the Company
I, HE Bing, certify that:
1. I have reviewed this annual report on Form 10-K of China Digital Ventures Corporation;

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
Date: December 24, 2008
/s/ HE Bing
-----------------------
HE Bing
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-K for the year ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), HE Bing, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
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
December 24, 2008