Form 10-Q
period 2008-12-31
CHINA DIGITAL VENTURES CORP
filed 2009-02-17
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Yes [ x ] No [  ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer, " " accelerated filer " and " small reporting company " in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [   ] Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ] No [  ]

The number of common equity shares outstanding as of January 31, 2009 was 13,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - December 31, 2008 (Unaudited)	2

	Consolidated Statements of Operations - Three Months ended December 31, 2008 and from March 26, 2007 (Inception) to December 31, 2008 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity / (Deficit) - From March 26, 2007 (Inception) to December 31, 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows - Three Months ended December 31, 2008 and from March 26, 2007 (Inception) to December 31, 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Matters	18
Item 6.	Exhibits	18
SIGNATURES	19

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
COSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
	Note	December 31, 2008	September 30, 2008
		(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents		$8,503	$8,517
		--------------------	-------------------
Total assets		$8,503	$8,517
		===========	===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses		$34,160	$33,060
Amount due to a director		21,148	19,648
		-------------------	-------------------
Total current liabilities		55,308	52,708
		-------------------	-------------------
Stockholders' deficit :
Common stock, $0.001 par value, 75,000,000 shares authorized 13,228,000 (2007: 13,000,000) shares issued and outstanding	4	13,208	13,208
Additional paid up capital	4	31,352	31,352
Deficit accumulated during the development stage		(91,365)	(88,751)
		-------------------	-------------------
Total stockholders' deficit		(46,805)	(44,191)
		-------------------	-------------------
Total liabilities and stockholders' deficit		$8,503	$8,517
		===========	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
COSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Three	from March 26,
	Months Ended	2007 (Inception)
	December 31,	to December 31,
	2008	2008
	----------------------	----------------------

Net Revenues	$5,886	$18,637
Cost of Revenues	2,833	9,712
	----------------------	----------------------
Gross Profits	3,053	8,925

Other General and Administrative Expenses	5,667	100,286
	----------------------	----------------------
Loss from Operations	(2,614)	(91,361)

Other Expenses
Interests	-	4
	----------------------	----------------------
Net Loss	$(2,614)	$(91,365)
	=============	=============

Weighted Average Basic and Diluted Shares Outstanding	13,228,000	12,950,334
	=============	=============

Loss Per Share - basic and diluted	$(0.00)	$(0.00)
	=============	=============
*Basic and diluted weighted average number of shares is the same since the Company has no dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS'EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	------------	------------	------------	------------	------------------
Balance at March 26, 2007 (inception)	-	$-	$-	$-	$-

Issuance of founder shares for cash at $0.001 per share - March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01 per share - April 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	13,000,000	13,000	27,000	(38,799)	1,201

Sale of shares for cash at $0.02 per share - Feb-Mar 2008	208,000	208	3,952	-	4,160

Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	400

Net loss	-	-	-	(49,952)	(49,952)

	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	13,228,000	13,208	31,352	(88,751)	(44,191)

Net loss	-	-	-	(2,614)	(2,614)

	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2008	13,228,000	$13,208	$31,352	$(91,365)	$(46,805)
	============	============	============	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
COSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

	For the Three Months Ended December 31, 2008	For the Period from March 26, 2007 (Inception) to December 31, 2008
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(2,614)	$(91,365)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	-	400
Changes in Assets and Liabilities:
Increase in Accrued Expenses	1,100	34,160
Increase in Due to a director	1,500	21,148
	-----------------------	-----------------------
Net Cash Used in Operating Activities	(14)	(35,657)
	-----------------------	-----------------------
Cash Flows from Investing Activities:	-	-
	-----------------------	-----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	44,160
	-----------------------	-----------------------
Net Cash Provided by Financing Activities	-	44,160
	-----------------------	-----------------------
Increase in Cash	(14)	8,503
Cash - Beginning of Period	8,517	-
	-----------------------	-----------------------
Cash - End of Period	$8,503	$8,503
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$4
	=============	=============
Income Taxes Paid	$-	$-
	=============	=============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE COSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage." The Company's office is located in Guangzhou, China and its principal business is to provide web-based telecom services focus on Greater China.

As of December 31, 2008, the Company has commenced its operations in the web-based telecom business and has recorded minimal revenue. The Company has an operational office in Guangzhou, China.
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

As of December 31, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $91,365 at December 31, 2008 and its current liabilities exceed its current assets by $46,805. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended September 30, 2008. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the period ended September 30, 2008 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE COSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Principals of Consolidation

The consolidated financial statements for the three months period ended December 31, 2008 include the financial statements of the Company and its wholly owned subsidiary Superfone Asia Holdings Limited and Superfone Asia Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	incorporation	Interest

Superfone Asia Holdings Limited	Hong Kong	100%*
Superfone Asia Limited	Hong Kong	100%*

* the attributable interests will decrease to 50% once we commence commercial operation of the joint venture.

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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE COSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.
Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs".

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

Income Tax

The Company accounts for income taxes under SFAS 109,"Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE COSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Stock-based Compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, " Accounting for stock issued to employees " (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, " Revenue Recognition in Financial Statements " ( " SAB 104 " ). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company ' s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE COSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations " . SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, The Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial position, results of operation or cash flow.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE COSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

4.	COMMON STOCK
As of December 31, 2008, the Company has 75,000,000 shares authorized and 13,228,000 shares issued and outstanding. There were no shares issued during the three months ended December 31, 2008.
5.	RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2008, and for the period from March 26, 2007 (date of inception) to December 31, 2008, the President received $1,500 and $10,500, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.

As of December 31, 2008 and September 30, 2008, the amount due to a director was $21,148 and $19,648, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Form 10-Q, references to the "Company," "we," "our," "us" or "CDVC" refer to China Digital Ventures Corporation, unless the context otherwise indicates.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry ' s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended December 31, 2008.

Overview

CDVC was organized on March 26, 2007 and has commenced revenue-generating operations. The Company is a web-based telecom services provider. In December 2008, it signed an agreement to provide mobile advertising on an innovative technology platform. Currently the Company is developing and expanding its operations and at the same time, also seeking synergistic projects to enhance the operations of the Company and shareholder return. The Company's mailing address in Hong Kong is 26 Floor, 88 Lockhart Road, Wanchai, Hong Kong. The telephone number of our principal executive office is +011 86-755-6157-8170.

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

Given the recent economic crisis worldwide, consumers and businesses are seeking low cost or reduce costs in their business and daily lives. This environment will focus these potential customers to look into our web based services. Although we are optimistic of the business we will move cautiously with our business plans in view of the economic environment today.

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

CDVC has commenced the development of its website at www.ngndial.com and online e-commerce platform. CDVC has completed the first phase of its development for call back service and initiation through the internet. However, we still need to complete the development of the payment gateway to be fully capable as an e-commerce platform.

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

The Company anticipates direct marketing and sales strategies towards development of a network of resellers and independent sales representatives. Some specific strategies include but are not limited to:

*	Distinctive Telecom Service offerings;
*	Tiered costing models based on volume and purchase frequency; and
*	Prizes, additional compensation and other incentive programs for top resellers' sales people.

The Company also anticipates listing its website with search engines (target lists) in order to expose its site to individuals and business that may become potential customers for the Company as well as to individuals whom may be interested in becoming an affiliate sales representative for CDVC.

During the period under review, the Company is a reseller of VOIP numbers and services to its customers in China and Hong Kong.
Mobile Devices Advertising

On December 5, 2008 the Company entered into a 50/50 equal share joint venture agreement ( "JV Agreement ") with Verte Group Limited ( "Verte ") to set up a joint venture company named Superfone Asia Holdings Limited ( "SAH "), engage in the business of advertising on the mobile phone and device platform in China. Under the joint venture agreement, the Company shall be responsible to sign a Memorandum of Understanding ( "MOU ") to conduct a pilot test of the advertising platform with an authorized mobile telecom operator in China by March 18, 2009 or any later date as the parties may agree, and if the MOU is not signed by this date, then the JV Agreement shall terminate. The Company shall contribute $20,000 for the working capital and Verte shall contribute the equipment to SAH for the pilot test. After the successful pilot test, the Company and Verte shall determine the capital requirement for the commercial operations.

Today, mobile phones is indispensable for many people as it becomes our essential communication device. Thus the mobile phones and device have become an important tool for advertisers. This Joint Venture with Verte is an important plan for the Company to tap into a vertical market of the telecom services.

Originally, the Company planed to conduct a pilot test of the mobile device advertising platform in China in March 2009. Once the pilot test has been proven successful with a telecom operator after a planned two months period, then the Company expects to enter into commercial operation within 3 months after a successful pilot test. The Company is currently seeking technical information and equipment requirements from the joint venture partner to conduct such pilot tests. It is unlikely that the pilot test will be conducted in March 2009 as initially planned. The Company expected to enter discussion with the joint venture partners about the extension of signing an MOU for the test site with a telecom operator in China.

General

As CDVC expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed website. If CDVC is unable to satisfy its capital requirements through its revenue or if the Company is unable to raise additional capital through the sale of its common stock. it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Results of Operations
FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
REVENUES

The Company has realized revenue of $5,886 for the three months period ended December 31, 2008. The Company incurred a cost of revenue of $2,833, achieving a gross profit of $3,053 for the three months period ended December 31, 2008. We hope to generate additional revenue when we receive more contracts or develop other projects.

For the period from March 26, 2007 (date of inception) to December 31, 2008, the Company realized revenue of $18,637, incurred a cost of revenue of $9,712 and achieved a gross profit of $8,925.

OPERATING EXPENSES

For the three months period ended December 31, 2008, our gross profit was $3,053 and our total operating expenses were $5,667, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months period ended December 31, 2008 was $2,614.

For the period from March 26, 2007 (date of inception) to December 31, 2008, the accumulated gross profit was $8,925, the total operating expenses was $100,286 which was all selling, general and administrative expenses and had $4 in interest expenses and resulting in an accumulated net loss to our shareholders of $91,365.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2008, we had $8,503 in cash. We expect to incur a minimum of $60,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development; $10,000 in other marketing expenses and $20,000 for conducting a pilot test for the mobile advertising platform. Additionally, $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $2,614 for the three months ended December 31, 2008 and an accumulated net loss of $91,365 for the period from March 26, 2007 (inception) to December 31, 2008. These factors raise substantial doubt about the Company ' s ability to continue as a going concern. The Company ' s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Off-Balance Sheet Arrangements:
The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our " disclosure controls and procedures " (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company ' s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.
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
Dated: February 17, 2009
CHINA DIGITAL VENTURES CORPORATION

By:	/s/ Bing He
Name:	Bing He
Title:	President, Treasurer, Secretary, and Director
(Principal Executive, Financial and
Accounting Officer)

EXHIBIT 31.1 & 31.2
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

4. The registrant 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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
Dated: February 17, 2009 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: February 17, 2009 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)