Form 10-Q
period 2009-03-31
CHINA DIGITAL VENTURES CORP
filed 2009-05-13
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Yes [ x ] No [ ]

The number of common equity shares outstanding as of April 30, 2009 was 13,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet - March 31, 2009 (Unaudited)	2
	Consolidated Statements of Operations - Three Months and Six Months ended March 31, 2009 and from March 26, 2007 (Inception) to March 31, 2009 (Unaudited)	3
	Consolidated Statement of Stockholders' Equity / (Deficit) - From March 26, 2007 (Inception) to March 31, 2009 (Unaudited)	4
	Consolidated Statements of Cash Flows - Six Months ended March 31, 2009 and from March 26, 2007 (Inception) to March 31, 2009 (Unaudited)	5
	Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Matters	18
Item 6.	Exhibits	18
SIGNATURES	19

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)
	Note	March 31, 2009	September 30, 2008
		(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents		$4,726	$8,517
Account receivable		2,158	-
		--------------------	-------------------
Total assets		$6,884	$8,517
		===========	===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Other payables		$3,100	$-
Accrued expenses		35,114	33,060
Amount due to a director		23,321	19,648
		-------------------	-------------------
Total current liabilities		61,535	52,708
		-------------------	-------------------
Stockholders' deficit :
Common stock, $0.001 par value, 75,000,000 shares authorized 13,228,000 (2007: 13,228,000) shares issued and outstanding	4	13,208	13,208
Additional paid up capital	4	31,352	31,352
Deficit accumulated during the development stage		(99,211)	(88,751)
		-------------------	-------------------
Total stockholders' deficit		(54,651)	(44,191)
		-------------------	-------------------
Total liabilities and stockholders' deficit		$6,884	$8,517
		===========	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Six	from March 26,
	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	to March 31,
	2009	2009	2009
	-------------------	---------------------	--------------------

Net Revenues	$6,178	$12,064	$24,815
Cost of Revenues	2,899	5,732	12,611
	-------------------	---------------------	--------------------
Gross Profits	3,279	6,332	12,204

Other General and Administrative Expenses	11,071	16,738	111,357
	-------------------	---------------------	-------------------
Loss from Operations	(7,792)	(10,406)	(99,153)

Other Expenses
Interests	54	54	58
	-------------------	---------------------	--------------------
Net Loss	$(7,846)	$(10,460)	$(99,211)
	==========	============	===========

Weighted Average Basic and Diluted Shares Outstanding	13,228,000	13,228,000	12,984,288
	==========	============	===========

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	==========	============	===========

*Basic and diluted weighted average number of shares is the same since the Company has no dilutive securities See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	------------	------------	------------	------------	------------------
Balance at March 26, 2007 (inception)	-	$-	$-	$-	$-

Issuance of founder shares for cash at $0.001 per share March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01 per share April 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	13,000,000	13,000	27,000	(38,799)	1,201

Sale of shares for cash at $0.02 per share - Feb-Mar 2008	208,000	208	3,952	-	4,160

Issuance of shares for services at $0.02 per share Jul 7, 2008	20,000	-	400	-	400

Net loss	-	-	-	(49,952)	(49,952)

	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	13,228,000	13,208	31,352	(88,751)	(44,191)

Net loss	-	-	-	(10,460)	(10,460)

	----------------	----------------	----------------	----------------	---------------

Balance at March 31, 2009	13,228,000	$13,208	$31,352	$(99,211)	$(54,651)
	============	============	============	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Six	from March 26, 2007
	Months Ended	(Inception) to
	March 31,2009	March 31,2009
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(10,460)	$(99,211)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	(2,158)	(2,158)
Increase in Accrued Expenses	2,054	35,114
Increase in Other Payable	3,100	3,100
Increase in Due to a director	3,673	23,321
	-----------------------	-----------------------
Net Cash Used in Operating Activities	(3,791)	(39,434)
	-----------------------	-----------------------
Cash Flows from Investing Activities:	-	-
	-----------------------	-----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	44,160
	-----------------------	-----------------------
Net Cash Provided by Financing Activities	-	44,160
	-----------------------	-----------------------
(Decrease)/Increase in Cash	(3,791)	4,726
Cash - Beginning of Period	8,517	-
	-----------------------	-----------------------
Cash - End of Period	$4,726	$4,726
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$54	$58
	=============	=============
Income Taxes Paid	$-	$-
	=============	=============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

As of March 31, 2009, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $99,211 at March 31, 2009 and its current liabilities exceed its current assets by $54,651. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Principals of Consolidation

The consolidated financial statements for the three months and six months ended March 31, 2009 include the financial statements of the Company and its wholly owned subsidiary Lead Concept Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Lead Concept Limited	Hong Kong	100%
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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company discloses estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

4.	COMMON STOCK

As of March 31, 2009, the Company has 75,000,000 shares authorized and 13,228,000 shares issued and outstanding. There were no shares issued during the three months and the six months ended March 31, 2009.

5.	RELATED PARTY TRANSACTIONS

During the three months and six months ended March 31, 2009, and for the period from March 26, 2007 (date of inception) to March 31, 2009, the President received $1,500, $3,000 and $12,000, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
As of March 31, 2009 and September 30, 2008, the amount due to a director was $23,321 and $19,648, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.
6.	INCOME TAXES

No provision was made for income tax for the period from March 26, 2007 (Inception) to March 31, 2009 as the Company and its subsidiary had operating losses. In the period ended March 31, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $98,838 and $373, respectively. Total net operating losses carried forward at March 31, 2009, (i) for Federal and State purposes were $98,838 and $98,838, respectively and (ii) for its entities outside of the United States were $373 for the period ended March 31, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2009 was approximately $14,891 of which $14,826 was for US federal income tax and $65 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
March 31, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
-----------------
Provision for income tax	-
==========
Hong Kong statutory rate	17.5%
Valuation allowance Hong Kong Rate	(17.5%)
-----------------
Provision for income tax	-
==========

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

Overview Telecom Market

The world's largest mobile telecommunications market China has more mobile subscribers than the United States has citizens; the market boosts more than 500 million subscribers and is growing by 5 million per month. Since the first half of 2007, China's communications industry has maintained stable and sound development. In the past few years, the Chinese government has established polices in the spirit of accomplishing the goal of becoming a prominent player in the global telecom industry. The Chinese market has maintained rapid growth in the first half of 2007. The total business volume of the telecom industry in 2007 was about USD101 billion (RMB748 billion), growing at 26.1%. In the first half of 2007, the number of new phone users was 45.4 million and the total number of users was 874 million. However, the number of fixed phone users declined gradually month-by-month where as the number of new mobile phone users increased. In the first half of 2007, the number of new fixed line phone users is 4.8 million, which makes the total number of fixed phone users at 372 million consisting of about 254 million urban users and 118 million rural area users. Mobile phone users increased by 40.5 million in the first half of 2007, making the total number of mobile users at 501 million.

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
Mobile Devices Advertising

On December 5, 2008 the Company entered into a 50/50 equal share joint venture agreement ("JV Agreement") with Verte Group Limited ("Verte") to set up a joint venture company named Superfone Asia Holdings Limited ("SAH"), engage in the business of advertising on the mobile phone and device platform in China. Under the joint venture agreement, the Company shall be responsible to sign a Memorandum of Understanding ("MOU") to conduct a pilot test of the advertising platform with an authorized mobile telecom operator in China by March 18, 2009 or any later date as the parties may agree, and if the MOU is not signed by this date, then the JV Agreement shall terminate. The Company shall contribute $20,000 for the working capital and Verte shall contribute the equipment to SAH for the pilot test. After the successful pilot test, the Company and Verte shall determine the capital requirement for the commercial operations.

The Company was not able to receive all the technical information to conduct a pilot test by March 18, 2009. Thus, the JV Agreement was terminated, and the joint venture company was disposed of the Group at cost. The total expenses for this JV was about $1,000 for the six months ended March 31, 2009.

General

As CDVC expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed website. If CDVC is unable to satisfy its capital requirements through its revenue or if the Company is unable to raise additional capital through the sale of its common stock, it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Results of Operations
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED MARCH 31, 2009 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2009.
REVENUES

The Company has realized revenue of $6,178 for the three months period ended March 31, 2009. The Company incurred a cost of revenue of $2,899, achieving a gross profit of $3,279 for the three months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $12,064 for the six months period ended March 31, 2009. The Company incurred a cost of revenue of $5,732, achieving a gross profit of $6,332 for the six months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

For the period from March 26, 2007 (date of inception) to March 31, 2009, the Company realized revenue of $24,815, incurred a cost of revenue of $12,611 and achieved a gross profit of $12,204.

OPERATING EXPENSES

For the three months period ended March 31, 2009, our gross profit was $3,279 and our total operating expenses were $11,071, all of which were selling, general and administrative expenses. We also had $54 in interest expenses. Our net loss to our shareholders for the three months period ended March 31, 2009 was $7,846.

For the six months period ended March 31, 2009, our gross profit was $6,332 and our total operating expenses were $16,738, all of which were selling, general and administrative expenses. We also had $54 in interest expenses. Our net loss to our shareholders for the six months period ended December 31, 2008 was $10,460.

For the period from March 26, 2007 (date of inception) to March 31, 2009, the accumulated gross profit was $12,204, the total operating expenses was $111,357 which was all selling, general and administrative expenses and had $58 in interest expenses and resulting in an accumulated net loss to our shareholders of $99,211.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of March 31, 2009, we had $4,726 in cash. We expect to incur a minimum of $60,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development and $30,000 in other marketing expenses. Additionally, $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses. .

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $7,846 for the three months ended March 31, 2009 and an accumulated net loss of $99,211 for the period from March 26, 2007 (inception) to March 31, 2009. These factors raise substantial doubt about the Company ' s ability to continue as a going concern. The Company ' s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.
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
Dated: May 13, 2009
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

4. The registrant 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant 's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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
Dated: May 13, 2009 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the six months period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 13, 2009 /s/ Bing He Bing He (Chief Financial Officer and Chief Executive Officer)