Form 10-Q
period 2009-06-30
CHINA DIGITAL VENTURES CORP
filed 2009-08-19
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Yes [ x ] No [    ]

The number of common equity shares outstanding as of July 31, 2009 was 13,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - June 30, 2009 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Nine Months ended June 30, 2009 and from March 26, 2007 (Inception) to June 30, 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From March 26, 2007 (Inception) to June 30, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows - Nine Months ended June 30, 2009 and from March 26, 2007 (Inception) to June 30, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Matters	21

Item 6.	Exhibits	21

SIGNATURES	22

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)

	Note	June 30, 2009	September 30, 2008
		(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents		$7,757	$8,517
Account receivable		2,056	-
Other receivable		641	-
		--------------------	-------------------
Total assets		$10,454	$8,517
		===========	===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Other payables		$8,516	$-
Accrued expenses		39,242	33,060
Amount due to a director		24,821	19,648
		-------------------	-------------------
Total current liabilities		72,579	52,708
		-------------------	-------------------
Stockholders' deficit :
Common stock, $0.001 par value, 75,000,000 shares authorized 13,228,000 (2008: 13,228,000) shares issued and outstanding	4	13,208	13,208
Additional paid up capital	4	31,352	31,352
Deficit accumulated during the development stage		(106,685)	(88,751)
		-------------------	-------------------
Total stockholders' deficit		(62,125)	(44,191)
		-------------------	-------------------
Total liabilities and stockholders' deficit		$10,454	$8,517
		===========	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO June 30, 2009
(UNAUDITED)
(Stated in US Dollars)

			For the Period
	For the Three	For the Nine	from March 26,
	Months Ended	Months Ended	2007 (Inception)
	June 30,	June 30,	to June 30,
	2009	2009	2009
	-------------------	---------------------	--------------------

Net Revenues	$5,829	$17,893	$30,644
Cost of Revenues	2,800	8,532	15,411
	-------------------	---------------------	--------------------
Gross Profits	3,029	9,361	15,233

Other General and Administrative Expenses	10,475	27,213	121,832
	-------------------	---------------------	-------------------
Loss from Operations	(7,446)	(17,852)	(106,599)

Other Expenses
Interests	28	82	86
	-------------------	---------------------	--------------------
Net Loss	$(7,474)	$(17,934)	$(106,685)
	==========	============	===========

Weighted Average Basic and Diluted Shares Outstanding	13,228,000	13,228,000	13,011,105
	==========	============	===========

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	==========	============	===========

*Basic and diluted weighted average number of shares is the same since the Company has no dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	------------	------------	------------	------------	------------------
Balance at March 26, 2007 (inception)	-	$-	$-	$-	$-

Issuance of founder shares for cash at $0.001 per share - March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01 per share - April 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	13,000,000	13,000	27,000	(38,799)	1,201

Sale of shares for cash at $0.02 per share - Feb-Mar 2008	208,000	208	3,952	-	4,160

Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	400

Net loss	-	-	-	(49,952)	(49,952)

	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	13,228,000	13,208	31,352	(88,751)	(44,191)

Net loss	-	-	-	(17,934)	(17,934)

	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	13,228,000	$13,208	$31,352	$(106,685)	$(62,125)
	============	============	============	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

		For the Period
	For the Nine	from March 26, 2007
	Months Ended	(Inception) to
	June 30, 2009	June 30, 2009
	----------------------	----------------------
Cash Flows from Operating Activities:
Net Loss	$(17,934)	$(106,685)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	(2,056)	(2,056)
Increase in Other Receivable	(641)	(641)
Increase in Accrued Expenses	6,182	39,242
Increase in Other Payable	8,516	8,516
Increase in Due to a director	5,173	24,821
	----------------------	----------------------
Net Cash Used in Operating Activities	(760)	(36,403)
	----------------------	----------------------
Cash Flows from Investing Activities:	-	-
	----------------------	----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	44,160
	----------------------	----------------------
Net Cash Provided by Financing Activities	-	44,160
	----------------------	----------------------
(Decrease)/Increase in Cash	(760)	7,757
Cash - Beginning of Period	8,517	-
	----------------------	----------------------
Cash - End of Period	$7,757	$7,757
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$82	$86
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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

The Company has commenced its operations in the web-based telecom business and has recorded revenue. The Company has an operational office in Guangzhou, China.
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

As of June 30, 2009, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $106,685 at June 30, 2009 and its current liabilities exceed its current assets by $62,125. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Principals of Consolidation

The consolidated financial statements for the three months and nine months ended June 30, 2009 include the financial statements of the Company and its wholly owned subsidiary Lead Concept Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement is not expected to have a material impact on the Company's consolidated financial results.

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (Continued)

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this Statement is not expected to have change to the company's Consolidated Financial Statements.

4.	COMMON STOCK

As of June 30, 2009, the Company has 75,000,000 shares authorized and 13,228,000 shares issued and outstanding. There were no shares issued during the three months and the nine months ended June 30, 2009.

5.	RELATED PARTY TRANSACTIONS

During the three months and nine months ended June 30, 2009, and for the period from March 26, 2007 (date of inception) to June 30, 2009, the President received $1,500, $4,500 and $13,500, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
As of June 30, 2009 and September 30, 2008, the amount due to a director was $24,821 and $19,648, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

6.	INCOME TAXES

No provision was made for income tax for the period from March 26, 2007 (Inception) to June 30, 2009 as the Company and its subsidiary had operating losses. In the period ended June 30, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $101,524 and $5,161, respectively. Total net operating losses carried forward at June 30, 2009, (i) for Federal and State purposes were $101,524 and $101,524, respectively and (ii) for its entities outside of the United States were $5,161 for the period ended June 30, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2009 was approximately $16,132 of which $15,229 was for US federal income tax and $903 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
----------------------
Provision for income tax	-
===============
Hong Kong statutory rate	17.5%
Valuation allowance - Hong Kong Rate	(17.5%)
----------------------
Provision for income tax	-
===============
7.	SUBSEQUENT EVENTS

As announced in the Form 8-K, on May 26, 2009 the Company entered into a sale and purchase agreement to acquire 19,200,000 shares representing approximately 79.1% interests in China Integrated Media Corporation Limited (CIMC), a public company incorporated in Australia for a consideration for 2,000,000 common shares of the Company. Subsequent to the balance sheet date on July 6, 2009, the Company closed this transaction. CIMC is in the business of television content provision and brand distribution business in China and Australia, respectively.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Overview

CDVC was organized on March 26, 2007 and has commenced revenue-generating operations. CDVC was initially formed with a focus on the telecommunications sector providing web-based telecom services in China. CDVC's focus today is on the convergence of technology, media and telecommunications ("TMT") sectors. In July 2009, it closed an agreement to acquire a company that is in the television content provision business in China and brand distribution business in Australia. Currently the Company is developing and expanding its operations and at the same time, also seeking synergistic projects to enhance the operations of the Company and shareholder return. The Company's mailing address in Hong Kong is 26 Floor, 88 Lockhart Road, Wanchai, Hong Kong. The telephone number of our principal executive office is +011 86-755-6157-8170.

The Company's mission is to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets throughout Asia.

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

Telecom Services

CDVC is an emerging provider of advanced communications services utilizing the VoIP over Internet Protocol (VOIP) technology. Internet protocol telephony is the real time transmission of voice communications in the form of digitalized packets of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. VoIP services are expected to allow consumers and businesses to communicate in the future at dramatically reduced costs compared to traditional telephony networks.

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

During the period under review, the Company is a reseller of VOIP numbers and services to its customers in China and Hong Kong. However due to business and regulatory review, the Company has temporary suspended the selling of VOIP numbers but has now focused on selling China national access number "400" in the upcoming quarter.

Mobile Devices Advertising

On December 5, 2008 the Company entered into a 50/50 equal share joint venture agreement ( " JV Agreement " ) with Verte Group Limited ( " Verte " ) to set up a joint venture company named Superfone Asia Holdings Limited ( " SAH " ), engage in the business of advertising on the mobile phone and device platform in China. Under the joint venture agreement, the Company shall be responsible to sign a Memorandum of Understanding ( " MOU " ) to conduct a pilot test of the advertising platform with an authorized mobile telecom operator in China by March 18, 2009 or any later date as the parties may agree, and if the MOU is not signed by this date, then the JV Agreement shall terminate. The Company shall contribute $20,000 for the working capital and Verte shall contribute the equipment to SAH for the pilot test. After the successful pilot test, the Company and Verte shall determine the capital requirement for the commercial operations.

The Company was not able to receive all the technical information to conduct a pilot test by March 18, 2009. Thus, the JV Agreement was terminated, and the joint venture company was disposed of the Group at cost. The total expenses for this JV was about $1,000 for the nine months ended June 30, 2009.

Television

In July 2009, the Company acquired new business of television content provisioning in China and brand distribution business in Australia. The business is focused on the Chinese television market with offices located in Hong Kong and China and has 3 areas of focus being "TV Channels/Operations", "Advertising" and "Content Provision".

In April 2009, through a "now" subsidiary of the Company, entered into an agreement with Sichuan Jin Peng Jiu Ding Media Limited ("JPJD") for the right to operate the content provisioning and advertising for the 3 television channels (Education, Home Shopping and Sports) and for the video on demand services on the existing JPJD IPTV Platform in Sichuan Province, China JPJD has the exclusive rights to operate the IPTV operation in Sichuan province under the China Radio International IPTV license.

In June 2009, through a "now" subsidiary of the Company, entered into an agreement with Hunan Education Television Station ("HETV") to provide content and content production for the "Education" IPTV channel and also for the use of HETV's production, editing and studio facilities to produce our own content. HETV is one of China's leading education television stations in China with a library database of over 20,000 hours of programs where we are able to broadcast some of these content through its IPTV Education Channel.

The JDJP IPTV platform is based in the city of Chengdu to serve the Sichuan Province. Currently the IPTV platform is being tested to about 60,000 subscribers/ homes. The current contents are the standard 20 channels which are mostly programs from the affiliates of SARFT, China's Broadcasting Bureau, including CCTV.

Brand Distribution

In July 2009, a now subsidiary of the Company entered into an agreement with a major brand name for the exclusive sale and distribution of branded multi-media products within Australia and New Zealand for a period of two years provided that it meets certain quarterly purchase commitments.

The brand is an innovative creator and developer of digital media services and software. The essence of the company is based on three pillars; the first and most important of these is the digital content offering, the second is the distribution and delivery of this content to any multimedia device, and the third is the production of particular hardware devices for accessing content.

General

As CDVC develops its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed website. If CDVC is unable to satisfy its capital requirements through its revenue or if the Company is unable to raise additional capital through the sale of its common stock, it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2009.
REVENUES

The Company has realized revenue of $5,829 for the three months period ended June 30, 2009. The Company incurred a cost of revenue of $2,800, achieving a gross profit of $3,029 for the three months period ended June 30, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $17,893 for the nine months period ended June 30, 2009. The Company incurred a cost of revenue of $8,532, achieving a gross profit of $9,361 for the nine months period ended June 30, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

For the period from March 26, 2007 (date of inception) to June 30, 2009, the Company realized revenue of $30,644, incurred a cost of revenue of $15,411 and achieved a gross profit of $15,233.

OPERATING EXPENSES

For the three months period ended June 30, 2009, our gross profit was $3,029 and our total operating expenses were $10,475, all of which were selling, general and administrative expenses. We also had $28 in interest expenses. Our net loss to our shareholders for the three months period ended June 30, 2009 was $7,474.

For the nine months period ended June 30, 2009, our gross profit was $9,361 and our total operating expenses were $27,213, all of which were selling, general and administrative expenses. We also had $82 in interest expenses. Our net loss to our shareholders for the nine months period ended June 30, 2009 was $17,934.

For the period from March 26, 2007 (date of inception) to June 30, 2009, the accumulated gross profit was $15,233, the total operating expenses was $121,832 which was all selling, general and administrative expenses and had $86 in interest expenses and resulting in an accumulated net loss to our shareholders of $106,685

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2009, we had $7,757 in cash. We expect to incur a minimum of $360,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development and $30,000 in other marketing expenses, $250,000 for the newly acquired television content provisioning business in China and $50,000 for the brand distribution business. Additionally, $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses. .

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $7,474 for the three months ended June 30, 2009 and an accumulated net loss of $106,685 for the period from March 26, 2007 (inception) to June 30, 2009. These factors raise substantial doubt about the Company ' s ability to continue as a going concern. The Company ' s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Con Unerkov (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Bing HE (Attached Hereto)

32.1	Section 1350 Certifications of Con Unerkov (Attached Hereto)

32.2	Section 1350 Certifications of Bing HE(Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 16, 2007.

SIGNATURES
In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 19, 2009
CHINA DIGITAL VENTURES CORPORATION

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	Chief Executive Officer

By:	/s/ Bing He
Name:	Bing He
Title:	Chief Financial Officer

EXHIBIT 31.1
Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427
I, Con Unerkov, certify that:
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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant 's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant 's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal control over financial reporting.
Dated: August 19, 2009 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

EXHIBIT 31.2
Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427
I, Bing He, certify that:
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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant 's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant 's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Dated: August 19, 2009 /s/ Bing He Bing He (Chief Financial Officer)

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 19, 2009 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

EXHIBIT 32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 19, 2009 /s/ Bing He Bing He (Chief Financial Officer)