Form 10-K/A
period 2008-09-30
CHINA DIGITAL VENTURES CORP
filed 2009-10-15
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
For the fiscal year ended September 30, 2008
--------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from [ ] to [ ]
--------------------------------------------------------

Commission File Number: [ ]

China Digital Ventures Corporation
-----------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada	4813	----------------
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)
Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	-----------
(Address of Company's principal executive offices)	(Zip Code)

+011 618 7123-2313
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
(Title of Class)

ndicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule405 of the Securities Act. [ ]Yes [ x ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, " "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ x ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ x ]Yes [ ] No

On December 10, 2008, the number of shares held by non-affiliates of the registrant was 3,728,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company ' s shares have not been traded since its quotation on the Over-the-counter Bulletin Board.

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

EXPLANATORY NOTE

This amendment No.1 on Form 10K/A to the Registrant's Form 10K originally filed with the Securities and Exchange Commission on December 24, 2008 (the "Form 10K") amends the Form 10K to add the disclosure of the results for the period from March 26, 2007 (inception) to September 30, 2007 to the statement of operations and the statement of cash flow.

In addition to the above amendments to the financial statements, the Registrant also made additional disclosures to the following sections to this Form 10K/A Amendment no.1:-
* Business, page 1
* Results of Operations, page 15
* Controls and Procedures, page 20
* Directors, Executive Officers and Corporate Governance, page 22
* Code of Ethics, page 23
* Exhibits, Financial Statement Schedules, page29
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

PART I
ITEM 1. BUSINESS
General

China Digital Ventures Corporation was incorporated on March 26, 2007 in the State of Nevada. CDVC is a development stage company that plans to sell telecom services through the internet, other telecom related services directly to the commercial marketplace and individual consumers and mobile device advertising business. The Company's mailing address in Hong Kong is Unit 603, 6/F., Malaysia Building, 50 Gloucester Road,Wanchai, Hong Kong. The telephone number of our principal executive office is +011 618 7123 2313.

Overview Telecom Market

The world ' s largest mobile telecommunications market-China- has more mobile subscribers than the United States has citizens; the market boosts more than 500 million subscribers and is growing by 5 million per month. Since the first half of 2007, China' s communications industry has maintained stable and sound development. In the past few years, the Chinese government has established polices in the spirit of accomplishing the goal of becoming a prominent player in the global telecom industry. The Chinese market has maintained rapid growth in the first half of 2007. The total business volume of the telecom industry in 2007 was about USD101 billion (RMB748 billion), growing at 26.1%. In the first half of 2007, the number of new phone users was 45.4 million and the total number of users was 874 million. However, the number of fixed phone users declined gradually month-by-month where as the number of new mobile phone users increased. In the first half of 2007, the number of new fixed line phone users is 4.8 million, which makes the total number of fixed phone users at 372 million consisting of about 254 million urban users and 118 million rural area users. Mobile phone users increased by 40.5 million in the first half of 2007, making the total number of mobile users at 501 million.

China' s telecom market is entering a stable growing adjustment period as its growth rate slowed during the first half of 2007. According to the statistics from the Ministry of Information Industry, the total business volume of telecom industry reached USD100 billion (RMB742 billion), up 26.1%.

China' s telecom market is a restricted market and centrally controlled by state owned firms. However there is tremendous market size for telecom services to the users in China. Through the use of web based marketing and sales strategies we can provide quality and reliable telecom services to customers in and outside China. The Company plans to profit by selling telecom services through its website (www.ngndial.com). Through the use of our proposed website and a targeted approach, CDVC feels that an opportunity exists to create a sizeable business.

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

CDVC has secured the domain name www.ngndial.com and has begun the development of its website and online e-commerce platform. CDVC has completed the first phase of its development for call back service and initiation through the internet. However, we still need to complete the development of the payment gateway to be fully capable as an e-commerce platform, where all the services will be automated, and relies less on any human intervention. Currently our business relies on selling of telecom services where our sales and cash collection relies on direct involvement of sales staff. With a fully automated platform, we shall be able to sell our services on the internet and reduce our selling costs.

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

CDVC is currently in the process of developing its second phase of its Internet website with full electronic commerce capabilities and functionality to assist the network of independent resellers and sales agents. CDVC plans to market its website by developing a network of resellers and independent sales representatives, which will primarily be reliant upon "word of mouth " and referral dynamics of the user group and association members. CDVC cannot provide any assurance that association membership marketing will be effective for its proposed business operations.

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

THERE IS SUBSTANTIAL DOUBT ABOUT CDVC'S ABILITY TO CONTINUE AS A GOING CONCERN

Our auditor's report on our 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because our officer and director may be unable or unwilling to loan or advance any additional capital to CDVC, therefore, the Company will not have the funds necessary to continue its operations. See "September 30, 2008 Audited Financial Statements. "

CDVC HAS A SHORT OPERATING HISTORY, THUS THE COMPANY CANNOT PREDICT WHETHER IT WILL BE SUCCESSFUL IN REMAINING AN ONGOING CONCERN

CDVC is a development stage company that was established in March 2007. Although CDVC has begun the sales of telecom services by direct sales with modest revenue generated, there can be no assurance that CDVC will ever reach a level of profitability. The revenue and income potential of CDVC's proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of the business.

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
CDVC IS DEPENDENT ON KEY PERSONNEL AND ANY TURNOVER COULD SERIOUSLY IMPEDE THE SUCCESS OF THE BUSINESS

CDVC success and execution of its business strategy will depend significantly upon the continuing contributions of, and on its ability to attract, train, and retain qualified personnel. In this regard, the Company is particularly dependent upon the services of Bing HE, its President and Director. CDVC does not have an employment agreement with its officers or directors, and as a result there is no assurance that Bing HE will continue to manage CDVC in the future . The loss of the services of its Officer, or in the future any key employees would have a material adverse impact on the further development of CDVC's business.

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

PART II
ITEM 5. MARKET FOR REGISTRANT ' S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
A registrant that qualifies as a smaller reporting company is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is on the Over The Counter Bulletin Board under the symbol "CDVV.OB. " At present, there are no volume of the Company ' shares that have been traded on the OTCBB, therefore share price quotation is not available at the moment.

Issuer ' s Repurchase Of Equity Securities
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
Company Overview
CDVC was organized on March 26, 2007.
Results of Operations
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007.
REVENUES

The Company has realized revenue of $11,951 for the year ended September 30, 2008. The Company incurred a cost of revenue of $6,279, achieving a gross profit of $5,672 for the year ended September 30, 2008. We hope to generate additional revenue when we receive more contracts.

For the period from March 26, 2007 (date of inception) to September 30, 2007, the Company realized revenue of $800, incurred a cost of revenue of $600 and achieved a gross profit of $200.

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

For the period from March 26, 2007 (date of inception) to September 30, 2007, the accumulated gross profit was $200, the total operating expenses was $38,999 which was all selling, general and administrative expenses and had no interest expenses and resulting in an accumulated net loss to our shareholders of $38,799.

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

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2008. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who has served in the same capacity with CDVC.

Name	Age	Term Served	Title
--------------	------	-------------	-------------------------
Bing HE	33	Since inception	President, CEO, Director, Treasurer and Chief Financial Officer
Ning HE	40	Since June 30, 2008	Director and Secretary

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of CDVC require no less than one member on the board of directors and no more than ten.

CDVC is a development stage corporation, and is not a successor of any predecessor company or business.
Officer and Director Background:

Mr. Bing HE (or Bin HE): Mr. HE is the founder of China Digital Ventures Corporation and has acted as our President, Treasurer, Secretary and Director on March 27, 2007. He was appointed as Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on April 1, 2007. Mr. Bing HE has been working as the General Manager for a telecommunication company, namely GuangZhou Yuying Communication Equipment Co., Ltd. ("Yuying"), in China for the past 5 years. Yuying is engaged in the business of supplying telecom and related equipment to businesses and homes in the Guangdong province in China. During this time, he has been involved in all aspects of the operation including marketing, sales, technical and financial of the telecommunication company. Mr. HE has a Bachelor of Engineering degree from Hubei TV and Radio University.

Mr. Ning HE: Ms. HE was appointed as Secretary and Director of the Company on June 30, 2008. For the past 5 years, Ms. Ning He has been the Accounts Supervisor, who is responsible in the areas of accounting and office administration for GuangZhou Yuying Communication Equipment Co., Ltd., a company engaged in the business of supplying telecom and related equipment to businesses and homes in the Guangdong province in China.

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
Auditors
Our principal independent accountant is Albert Wong & Co., CPA.
Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only two officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible. We have already started studying the ethics that will improve our operation and enhance our reporting quality, and we expect to finish this study by the end of 2009.

Financial Expert
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

Section16(a) Beneficial Ownership Reporting Compliance.

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

Summary Compensation Table
Annual Compensation					Long-Term Compensation
--------------------					----------------------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
----------	-------	------	------	--------------	--------------------	-----------------	----------	------------

Bing HE (1)	2007	4,500	0	0	0	0	0	0
	2008	4,500	0	0	0	0	0	0

Ning HE (2)	2008	0	0	0	0	0	0	0
(1)	Mr. Bing HE is the President, Director, Treasurer, and Chief Financial Officer of CDVC.
(2)	Ms. Ning HE is a Director and Secretary of CDVC. Ms. Ning HE is a sister of Mr. Bing HE.

Outstanding Equity Awards at Fiscal Year-End
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2008.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
--------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS						STOCK AWARDS
-------------------------------------------------------------------------------------						-------------------------------------------
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
---------------	-------------	---------------	-------------	----------	---------	-------	--------	---------	---------
Bing He	-	-	-	-	-	-	-	-	-
Ning He	-	-	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as it relates to our named Director and executive Officer, and each person known to CDVC to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
Bing, HE
President and Director	8,700,000	65.77%	Common
Ning, HE	800,000	6.05%	Common
Officers and Directors as a Group	9,500,000	71.82%	Common
Mr. Bing HE and Ms. Ning HE ' s address is Room B209-1, Jinhui Business Center, No 537 Xinaggang Zhong Road, Haizhu District, Guangzhou, China. Ms. Ning HE is a sister of Mr. Bing HE.
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

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
Independent Auditor ' s Report
Balance Sheets as of September 30, 2008 and 2007
Statements of Operations for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008 and 2007.
Statements of Stockholders ' Equity / (Deficit) from March 26, 2007 (Inception) to September 30, 2008
Statements of Cash Flows for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008 and 2007.
Notes to Consolidated Financial Statements
(c) Exhibits.
3.1	Articles of Incorporation*
3.2	Bylaw*
10.1	A letter agreement for the Loan Advance dated September 30, 2009 from Mr. Bing He
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer
* Incorporated by reference from Registrant's Form SB-2 filed with the SEC on October 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Digital Ventures Corporation
a Nevada corporation

Date: October 15, 2009	By /s/ Con Unerkov
---------------------------------------
Con Unerkov
Chairman of the Board
Principal Executive Officer
Date: October 15, 2009	By /s/ Bing HE
---------------------------------------
Bing He
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: October 15, 2009	By /s/ Con Unerkov
---------------------------------------
Con Unerkov
Chairman of the Board
President, CEO, and Director
Principal Executive Officer

Date: October 15, 2009	By /s/ HE Bing
---------------------------------------
HE Bing
Treasurer, CFO and Director
Principal Financial Officer

Date: October 15, 2009	By /s/ HE Ning
---------------------------------------
HE Ning
Secretary, Director

China Digital Ventures Corporation
(A Development State Company)
Financial Statements
For the Year Ended September 30, 2008
Table of Contents	Page
Independent Auditor ' s Report	F1-F2
Balance Sheets as of September 30, 2008 and 2007	F3
Statements of Operations for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008 and 2007	F4
Statements of Stockholders' Equity / (Deficit) from March 26, 2007 (Inception) to September 30, 2008	F5
Statements of Cash Flows for the year ended September 30, 2008 and from March 26, 2007 (Inception) to September 30, 2008 and 2007	F6
Notes to Financial Statements	F7 - F15

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS
Room 701A, Nan Dao Commercial Building
359-361 Queen ' s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
C.P.A.(Practising)

To the Stockholders and Board of Directors China Digital Ventures Corporation Independent Auditor's Report

We have audited the accompanying balance sheet of China Digital Ventures Corporation, a development stage company (the "Company") as of September 30, 2008 and 2007 and the related statements of operations, stockholders ' deficit and cash flows for the year ended September 30, 2008 and the period from March 26, 2007 (date of inception) to September 30, 2008 and 2007. These financial statements are the responsibility of the Company ' s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Ventures Corporation as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended September 30, 2008 and the period from March 26, 2007 (date of inception) to September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $88,751 including net losses of $88,751 for the period from March 26, 2007 (date of inception) to September 30, 2008. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company ' s ability to continue as a going concern. Management ' s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stockholders'(deficit) / equity:
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

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATION
FOR THE YEAR ENDED SEPTEMBER 30, 2008
AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)
		For the Period	For the Period
	For the Year	from March 26,	from March 26,
	Ended	2007 (Inception)	2007 (Inception)
	September 30,	to September 30,	to September 30,
	2008	2007	2008
	------------------	------------------	------------------

Net Revenues	$11,951	$800	$12,751
Cost of Revenues	6,279	600	6,879
	------------------	------------------	------------------
Gross Profits	5,672	200	5.872

Other General and Administrative Expenses	55,620	38,999	94,619
	------------------	------------------	------------------
Loss from Operations	(49,948)	(38,799)	(88,747)

Other Expenses
Interests	4	-	4
	-------------------	------------------	------------------
Net Loss	$(49,952)	$(38,799)	$(88,751)
	===========	===========	===========

Weighted Average Basic and Diluted Shares Outstanding	13,128,251	13,000,000	12,904,224
	===========	===========	===========

Loss Per Share-basic and diluted	$(0.00)	$(0.00)	$(0.00)
	===========	==========	===========

*Basic and diluted weighted average number of shares are the same since the Company does not have any dilutive securities

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS'EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	-----------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	Stage	equity/(deficit)
	----------	-----------	-----------	------------	-------------

Balance at March 26, 2007(inception)	-	$-	$-	$-	$-

Issuance of founder shares for cash at $0.001 per share -
March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01 per share - April, 2007	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(38,799)	(38,799)
	---------------	---------------	---------------	---------------	--------------

Balance at September 30, 2007	13,000,000	$13,000	$27,000	$(38,799)	$1,201

Sale of shares for cash at $0.02 per share - Feb - Mar 2008	208,000	208	3,952	-	4,160

Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	400

Net loss	-	-	-	(49,952)	(49,952)
	---------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	13,228,000	$13,208	$31,352	$(88,751)	$(44,191)
	=========	=========	=========	=========	=========

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2008
AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)
		For the Period	For the Period
	For the Year	from March 26, 2007	from March 26, 2007
	Ended	(Inception) to	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
	-----------------------	------------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(49,952)	$(38,799)	$(88,751)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issuance for services	400	-	400
Changes in Assets and Liabilities:
Increase in Accrued Expenses	31,060	2,000	33,060
Decrease in Deposits and Other Payables	(1,800)	1,800	-
Increase in Due to a director	19,648	-	19,648
	-------------------	-------------------	-------------------
Net Cash Used in Operating Activities	(644)	(34,999)	(35,643)
	-------------------	-------------------	-------------------
Cash Flows from Investing Activities:	-	-	-
	-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	4,160	40,000	44,160
	-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities	4,160	40,000	44,160
	-------------------	-------------------	-------------------
Increase in Cash	3,516	5,001	8,517

Cash - Beginning of Period	5,001	-	-
	-------------------	-------------------	-------------------
Cash - End of Period	$8,517	$5,001	$8,517
	============	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
	============	============	============
Income Taxes Paid	$-	$-	$-
	============	============	============

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

NOTE 1	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company ' s office is located in Shenzhen, China and its principal business is to provide web-based telecom services, focusing on Greater China.

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

As of September 30, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $88,751 at September 30, 2008 and its current liabilities exceed its current assets by $44,191. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YER ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company ' s fiscal year end is September 30.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128. "Earnings per Share." SFAS No. 128 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs."

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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees " (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements " ("SAB 104 " ). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company ' s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
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

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
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

The Company is subject to United States income taxes at an approximately rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company ' s income tax expense is as follows.

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
========

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 AND 2007
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

NOTE 8	RESTATEMENT OF FINANCIAL STATEMENTS

For the comparison purpose, the statement of operation and statement of cash flow for the period from March 26, 2007 (date of inception) to September 30, 2007 have been added to these financial statements. No other figure is restated.

Exhibit 10.1

Bing He

30 September 2008
China Digital Ventures Corporation 26/F., 88 Lockhart Road, Wanchai, Hong Kong
Dear Sirs,
Re: Loan Advance
As of 30 September 2008, I have advanced to China Digital Ventures Corporation ("CDV") a total amount of US$19,648.
I hereby confirm that the amount owed by CDV to me is unsecured, non-interest bearing and payable on demand.
Yours sincerely,
/s/ Bing He Mr. Bing He

Exhibit 31.1
Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer of the Company
I, Con Unerkov, certify that:
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principle;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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
Date: October 15, 2009
/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer

Exhibit 31.2
Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer of the Company
I, HE Bing, certify that:
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principle;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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
Date: October 15, 2009
/s/ HE Bing
-----------------------
HE Bing
Chief Financial Officer

Exhibit 32.1

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

/s/ Con Unerkov
--------------------------
Con Unerkov
Chief Executive Officer
October 15, 2009

Exhibit 32.2

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
Chief Financial Officer
October 15, 2009