Form 10-Q/A
period 2008-12-31
CHINA DIGITAL VENTURES CORP
filed 2009-10-15
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q/A
(Amendment No. 1)

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission File Number: [   ]

CHINA DIGITAL VENTURES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Unit 603, 6/F., Malaysia Building, 50 Gloucester Road,Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+011 618 7123 2313
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

Explanatory Note

This amendment No.1 on Form 10Q/A to the Registrant's Form 10Q originally filed with the Securities and Exchange Commission on February 17, 2009 (the "Form 10Q") amends the Form 10Q to add the disclosure of the results for the three months ended December 31, 2007 to the statement of operation and the statement of cash flow in the financial statements.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - December 31, 2008 (Unaudited)	2

	Consolidated Statements of Operations - Three Months ended December 31, 2008 and 2007 and from March 26, 2007 (Inception) to December 31, 2008 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity / (Deficit) - From March 26, 2007 (Inception) to December 31, 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows - Three Months ended December 31, 2008 and 2007 and from March 26, 2007 (Inception) to December 31, 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Matters	18

Item 6.	Exhibits	18

SIGNATURES		19

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

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
COSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

			For the Period
	For the Three	For the Three	from March 26,
	Months Ended	Months Ended	2007 (Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
	---------------------	---------------------	---------------------

Net Revenues	$5,886	$1,300	$18,637
Cost of Revenues	2,833	910	9,712
	---------------------	---------------------	---------------------
Gross Profits	3,053	390	8,925

Other General and Administrative Expenses	5,667	13,894	100,286
	---------------------	---------------------	---------------------
Loss from Operations	(2,614)	(13,504)	(91,361)

Other Expenses
Interests	-	-	4
	---------------------	---------------------	---------------------
Net Loss	$(2,614)	$(13,504)	$(91,365)
	============	============	============

Weighted Average Basic and Diluted Shares Outstanding	13,228,000	13,000,000	12,950,334
	============	============	============

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	============	============	============
*Basic and diluted weighted average number of shares is the same since the Company has no dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	------------	------------	------------	------------	------------------
Balance at March 26, 2007 (inception)	-	$-	$-	$-	$-

Issuance of founder shares for cash at $0.001 per share - March 28, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01 per share - April 2007	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(38,799)	(38,799)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	13,000,000	13,000	27,000	(38,799)	1,201

Sale of shares for cash at $0.02 per share - Feb-Mar 2008	208,000	208	3,952	-	4,160

Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	400

Net loss	-	-	-	(49,952)	(49,952)

	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	13,228,000	13,208	31,352	(88,751)	(44,191)

Net loss	-	-	-	(2,614)	(2,614)

	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2008	13,228,000	$13,208	$31,352	$(91,365)	$(46,805)
	==========	==========	=========	=========	=========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007	For the Period from March 26, 2007 (Inception) to December 31, 2008
	-----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(2,614)	$(13,504)	$(91,365)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Common stock issuance for services	-	-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	-	(1,000)	-
Increase in Accrued Expenses	1,100	4,226	34,160
Increase in Deposit and Other Payables	-	4,500	-
Increase in Account Payables	-	910	-
Increase in Due to a director	1,500	1,500	21,148
	-----------------------	-----------------------	-----------------------
Net Cash Used in Operating Activities	(14)	(3,368)	(35,657)
	-----------------------	-----------------------	-----------------------
Cash Flows from Investing Activities:	-	-	-
	-----------------------	-----------------------	-----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	44,160
	-----------------------	-----------------------	-----------------------
Net Cash Provided by Financing Activities	-	-	44,160
	-----------------------	-----------------------	-----------------------
Increase in Cash	(14)	(3,368)	8,503
Cash - Beginning of Period	8,517	5,001	-
	-----------------------	-----------------------	-----------------------
Cash - End of Period	$8,503	$1,633	$8,503
	=============	=============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$4
	=============	=============	=============
Income Taxes Paid	$-	$-	$-
	=============	=============	=============

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
For the comparison purpose, the statement of operation and statement of cash flow for the three months ended December 31, 2007 have been added. No other figures is restated.

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

Results of Operations
FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2008
REVENUES

The Company has realized revenue of $5,886 for the three months period ended December 31, 2008. The Company incurred a cost of revenue of $2,833, achieving a gross profit of $3,053 for the three months period ended December 31, 2008. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $1,300 for the three months period ended December 31, 2007. The Company incurred a cost of revenue of $910, achieving a gross profit of $390 for the three months period ended December 31, 2007.

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

For the three months period ended December 31, 2007, our gross profit was $390 and our total operating expenses were $13,894, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months period ended December 31, 2007 was $13,504.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

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
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	A Letter Agreement for loan advanced by Mr. Bing He (2)

31.1	Rule 13a-14(a)/15d14(a) Certification of CEO (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of CFO (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

32.2	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 16, 2007.
2	Incorporated by reference to our Amendment no. 1 to Form 10K/A filed with the SEC on October 15, 2009.

SIGNATURES
In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2009
CHINA DIGITAL VENTURES CORPORATION

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	President and Director
(Principal Executive Officer)

By:	/s/ Bing He
Name:	Bing He
Title:	Treasurer and Director
(Principal Financial and
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

Dated: October 15, 2009 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

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

Dated: Ocotber 15, 2009 /s/ Bing He Bing He (Chief Financial Officer)

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: October 15, 2009 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

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

Dated: October 15, 2009 /s/ Bing He Bing He (Chief Financial Officer)