Form 10-Q/A
period 2009-03-31
CHINA DIGITAL VENTURES CORP
filed 2009-10-15
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 -  Q/A
(Amendment No. 1)

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]
Commission File Number: [   ]

CHINA DIGITAL VENTURES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+011 618 7123-2313
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

Explanatory Note

This amendment No.1 on Form 10Q/A to the Registrant's Form 10Q originally filed with the Securities and Exchange Commission on May 13, 2009 (the "Form 10Q") amends the Form 10Q to add the disclosure of (1) the results for the three months and six months ended March 31, 2008 to the statement of operations, and (2) the results for the six months ended March 31, 2008 to the statement of cash flow, in the financial statements.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - March 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Six Months ended March 31, 2009 and 2008 and from March 26, 2007 (Inception) to March 31, 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity / (Deficit) - From March 26, 2007 (Inception) to March 31, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows - Six Months ended March 31, 2009 and 2008 and from March 26, 2007 (Inception) to March 31, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Matters	18
Item 6.	Exhibits	18
SIGNATURES	19

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)
	Note	March 31, 2009	September 30,2008
		(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents		$4,726	$8,517
Account receivable		2,158	-
		--------------------	-------------------
Total assets		$6,884	$8,517
		===========	===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Other payables		$3,100	$-
Accrued expenses		35,114	33,060
Amount due to a director		23,321	19,648
		-------------------	-------------------
Total current liabilities		61,535	52,708
		-------------------	-------------------
Stockholders' deficit :
Common stock, $0.001 par value, 75,000,00 shares authorized 13,228,000 (2007: 13,228,000) shares issued and outstanding	4	13,208	13,208
Additional paid up capital	4	31,352	31,352
Deficit accumulated during the development stage		(99,211)	(88,751)
		-------------------	-------------------
Total stockholders' deficit		(54,651)	(44,191)
		-------------------	-------------------
Total liabilities and stockholders' deficit		$6,884	$8,517
		===========	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
					For the Period
	For the Three	For the Three	For the Six	For the Six	from March 26,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2009	2008	2009	2008	2009
	-----------------	-----------------	-----------------	-----------------	------------------

Net Revenues	$6,178	$628	$12,064	$1,928	$24,815
Cost of Revenues	2,899	502	5,732	1,412	12,611
	-----------------	-----------------	-----------------	-----------------	------------------
Gross Profits	3,279	126	6,332	516	12,204

Other General and Administrative Expenses	11,071	14,012	16,738	27,906	111,357
	-----------------	-------------------	------------------	-------------------	------------------
Loss from Operations	(7,792)	(13,886)	(10,406)	(27,390)	(99,153)

Other Expenses
Interests	54	-	54		58
	-----------------	------------------	------------------	------------------	------------------
Net Loss	$(7,846)	$(13,886)	$(10,460)	$(27,390)	$(99,211)
	==========	==========	==========	==========	==========

Weighted Average Basic and Diluted Shares Outstanding	13,228,000	13,078,637	13,228,000	13,039,104	12,984,288
	==========	=========	==========	=========	=========

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	==========	=========	===========	=========	=========

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

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
				For the Period
	For the Six		For the Six	from March 26, 2007
	Months Ended		Months Ended	(Inception) to
	March 31, 2009		March 31, 2008	March 31, 2009
	-----------------------		-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(10,460)		$(27,390)	$(99,211)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	-		-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	(2,158)		(1,000)	(2,158)
Increase in Accrued Expenses	2,054		14,106	35,114
Increase in Other Payable	3,100		6,873	3,100
Increase in Account Payable	-		1,412	-
Increase in Due to a director	3,673		3,141	23,321
	-----------------------		-----------------------	-----------------------
Net Cash Used in Operating Activities	(3,791)		(2,858)	(39,434)
	-----------------------		-----------------------	-----------------------
Cash Flows from Investing Activities:	-		-	-
	-----------------------		-----------------------	-----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-		4,160	44,160
	-----------------------		-----------------------	-----------------------
Net Cash Provided by Financing Activities	-		4,160	44,160
	-----------------------		-----------------------	-----------------------
(Decrease)/Increase in Cash	(3,791)		1,302	4,726
Cash - Beginning of Period	8,517		5,001	-
	-----------------------		-----------------------	-----------------------
Cash - End of Period	$4,726		$6,303	$4,726
	=============		=============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$54	$		$58
	=============		=============	=============
Income Taxes Paid	$-		$-	$-
	=============		=============	=============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company' s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
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

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
March 31, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
-----------------
Provision for income tax	-
============
Hong Kong statutory rate	17.5%
Valuation allowance Hong Kong Rate	(17.5%)
-----------------
Provision for income tax	-
============
7.	RESTATEMENT OF FINANCIAL STATEMENTS
For the comparison purpose, the statement of operation and statement of cash flow for the three months and six months ended March 31, 2008 have been added. No other figure is restated.

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
Mobile Devices Advertising

On December 5, 2008 the Company entered into a 50/50 equal share joint venture agreement (" JV Agreement" ) with Verte Group Limited (" Verte" ) to set up a joint venture company named Superfone Asia Holdings Limited (" SAH" ), engage in the business of advertising on the mobile phone and device platform in China. Under the joint venture agreement, the Company shall be responsible to sign a Memorandum of Understanding (" MOU" ) to conduct a pilot test of the advertising platform with an authorized mobile telecom operator in China by March 18, 2009 or any later date as the parties may agree, and if the MOU is not signed by this date, then the JV Agreement shall terminate. The Company shall contribute $20,000 for the working capital and Verte shall contribute the equipment to SAH for the pilot test. After the successful pilot test, the Company and Verte shall determine the capital requirement for the commercial operations.

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

Results of Operations
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2009.
REVENUES

The Company has realized revenue of $6,178 for the three months period ended March 31, 2009. The Company incurred a cost of revenue of $2,899, achieving a gross profit of $3,279 for the three months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $628 for the three months period ended March 31, 2008. The Company incurred a cost of revenue of $502, achieving a gross profit of $126 for the three months period ended March 31, 2008. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $12,064 for the six months period ended March 31, 2009. The Company incurred a cost of revenue of $5,732, achieving a gross profit of $6,332 for the six months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $1,928 for the six months period ended March 31, 2008. The Company incurred a cost of revenue of $1,412, achieving a gross profit of $516 for the six months period ended March 31, 2008. We hope to generate additional revenue when we receive more contracts or develop other projects.

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

For the three months period ended March 31, 2008, our gross profit was $126 and our total operating expenses were $14,012, all of which were selling, general and administrative expenses. We also had $nil in interest expenses. Our net loss to our shareholders for the three months period ended March 31, 2008 was $13,886.

For the six months period ended March 31, 2009, our gross profit was $6,332 and our total operating expenses were $16,738, all of which were selling, general and administrative expenses. We also had $54 in interest expenses. Our net loss to our shareholders for the six months period ended March 31, 2009 was $10,460.

For the six months period ended March 31, 2008, our gross profit was $516 and our total operating expenses were $27,906, all of which were selling, general and administrative expenses. We also had $nil in interest expenses. Our net loss to our shareholders for the six months period ended March 31 2008 was $27,390.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2009. This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

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
(Principal Executive Officer

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
Dated: October 15, 2009 /s/ Bing He Bing He (Chief Financial Officer)

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