Form 10-Q/A
period 2009-06-30
CHINA DIGITAL VENTURES CORP
filed 2009-11-12
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q/A
(Amendment No. 1)

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [ ]

CHINA DIGITAL VENTURES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+618 7123 2313

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

Yes [ x ] No [ ]

The number of common equity shares outstanding as of July 31, 2009 was 15,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - June 30, 2009 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Nine Months ended June 30, 2009 and 2008 and from March 26, 2007 (Inception) to June 30, 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From March 26, 2007 (Inception) to June 30, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows - Nine Months ended June 30, 2009 and 2008 and from March 26, 2007 (Inception) to June 30, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Matters	26

Item 6.	Exhibits	26

SIGNATURES	27

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

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO June 30, 2009
(UNAUDITED)
(Stated in US Dollars)
					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from March 26,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009
	------------------	------------------	--------------------	--------------------	--------------------

Net Revenues	$5,829	$4,241	$17,893	$6,169	$30,644
Cost of Revenues	2,800	2,085	8,532	3,497	15,411
	-------------------	------------------	--------------------	---------------------	--------------------
Gross Profits	3,029	2,156	9,361	2,672	15,233

Other General and Administrative Expenses	10,475	19,218	27,213	47,124	121,832
	------------------	------------------	--------------------	-------------------	-------------------
Loss from Operations	(7,446)	(17,062)	(17,852)	(44,452)	(106,599)

Other Expenses
Interests	28	2	82	2	86
	------------------	------------------	-------------------	-------------------	--------------------
Net Loss	$(7,474)	$(17,064)	$(17,934)	$(44,454)	$(106,685)
	==========	==========	============	============	===========

Weighted Average Basic and Diluted Shares Outstanding	13,228,000	[13,078,637	13,228,000	13,039,104	13,011,105
	==========	==========	===========	===========	===========

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	==========	==========	===========	===========	===========

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

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Nine	For the Nine	from March 26, 2007
	Months Ended	Months Ended	2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
	----------------------	----------------------	----------------------
Cash Flows from Operating Activities:
Net Loss	$(17,934)	$(44,454)	$(106,685)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	-	-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	(2,056)	-	(2,056)
Increase in Other Receivable	(641)	-	(641)
Increase in Accrued Expenses	6,182	25,042	39,242
Increase in Other Payable	8,516	10,614	8,516
Increase in Due to a director	5,173	5,642	24,821
	----------------------	----------------------	----------------------
Net Cash Used in Operating Activities	(760)	(3,156)	(36,403)
	----------------------	----------------------	----------------------
Cash Flows from Investing Activities:	-	-	-
	----------------------	----------------------	----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	4,160	44,160
	----------------------	----------------------	----------------------
Net Cash Provided by Financing Activities	-	4,160	44,160
	----------------------	----------------------	----------------------
(Decrease)/Increase in Cash	(760)	1,004	7,757
Cash - Beginning of Period	8,517	5,001	-
	----------------------	----------------------	----------------------
Cash - End of Period	$7,757	$6,005	$7,757
	============	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$82	$2	$86
	============	============	============
Income Taxes Paid	$-	$-	$-
	============	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
---------------
Provision for income tax	-
============
Hong Kong statutory rate	17.5%
Valuation allowance - Hong Kong Rate	(17.5%)
---------------
Provision for income tax	-
============

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)
7.	SUBSEQUENT EVENTS

As announced in the Form 8-K, On May 26, 2009, the Company entered into a Sales and Purchase agreement (the "Purchase Agreement") to acquire approximately 79.1% interests in China Integrated Media Corporation Limited (CIMC), a public company incorporated in Australia. Subsequent to the balance sheet date on July 6, 2009, the Company closed this transaction. CIMC is in the business of television content provision and brand distribution business in China and Australia, respectively.

The consideration for the acquisition is 2,000,000 shares of the Company's common stock valued at $40,000 based upon a share price of US$0.02 per share.
Business Combination
The purchase price was allocated as follows:
Cash	$75,650
Current assets	141,250
Current liabilities	(185,402)
Property, plant and equipment	2,484
Intangible assets	13,120
Minority interests	(7,102)
Purchase price	$40,000
============
Proforma financials

The accompanying pro forma condensed consolidated financial statements are provided for informational purposes only. The Pro Forma Consolidated Balance Sheet and Pro Forma Combined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on June 30, nor does it purport to present the operating results that would be achieved for future periods.

The Unaudited Pro-Forma Consolidated Financial Statement reflect financial information which gives pro-forma effect to the acquisition of 19,200,000 shares of CIMC in exchange for 2,000,000 shares of common stock of the Company.

The acquisition is to be recorded as a purchase acquisition. The Pro Forma Consolidated Balance Sheet included herein reflects the use of the purchase method of accounting for the above transaction.
Unaudited Pro Forma Consolidated Balance Sheet

The acquisition was completed on July 6, 2009 and has been accounted for in the consolidated balance sheet presented in the Pro-Forma Condensed Consolidated Balance Sheet as at June 30, 2009.

Unaudited Pro Forma Consolidated Statement of Operations

The Pro-Forma Combined Statement of Operations give effect to the above transaction as if it occurred on the earliest date of the period presented, i.e., September 30, 2008.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)
7.	SUBSEQUENT EVENTS - Continued

CHINA DIGITAL VENTURES CORPORATION
UNAUDITED PRO-FORMA
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009

ASSETS	Proforma consolidated ---------------- US$

Current assets:
Cash and cash equivalents	83,407
Stock	346
Deposit	81,103
Loan receivables	12,822
Account receivables	2,056
Other receivables	4,089
----------------
Total current assets	183,823
----------------
Non-current assets:
Investment in Subsidiary	-
Intangible Asset	11,191
Property and equipments, net	2,484
----------------
Total non-current assets	13,675
----------------

Total assets:	197,498
=========

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)
7.	SUBSEQUENT EVENTS - Continued

CHINA DIGITAL VENTURES CORPORATION
UNAUDITED PRO-FORMA
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY	Proforma consolidated ---------------- US$

Current liabilities:
Other payables	155,756
Accrued expenses	39,640
Loan from related company	33,321
Amount due to director	29,264
----------------
Total current liabilities	257,981

Minority Interests	(3,925)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000,000 shares authorized
13,228,000 shares at June 30, 2009
shares issued and outstanding	53,208
Additional paid-in capital	31,352
Comprehensive income	0
Deficits accumulated during the development stage	(141,118)
----------------
Total stockholders' deficit	(56,558)
----------------
Total liabilities and stockholders' equity	197,498
==========

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)
7.	SUBSEQUENT EVENTS - Continued

CHINA DIGITAL VENTURES CORPORATION
UNAUDITED PRO-FORMA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2009

Proforma
consolidated
----------------
US$

Net revenue	$17,893

Cost of revenue	8,532
----------------
Gross profit	9,361

Other general and admiistrative expenses:	69,990
----------------
Loss from operations before other expense	(60,629)

Other expenses
Interest expenses	836
----------------
Net loss before minority interests	(61,465)

Minority interesrts	(9,098)
----------------
Net loss	(52,367)
==========
Other Comprehensive Income
Foreign currency translation gain	0

Comprehensive loss	(52,367)

Basic and diluted loss per common share	(0.02)
==========
Basic and diluted weighted average number of common share	15,228,000
==========

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)
8.	RESTATEMENT OF FINANCIAL STATEMENTS
For the comparison purpose, the statement of operation and statement of cash flow for the three months and nine months ended June 30, 2008 have been added. No other figure is restated.

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

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2009.
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

The Company has realized revenue of $6,169 for the nine months period ended June 30, 2008. The Company incurred a cost of revenue of $3,497, achieving a gross profit of $2,672 for the nine months period ended June 30, 2008. We hope to generate additional revenue when we receive more contracts or develop other projects.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2009. This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

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
Dated: November 12, 2009
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
Dated: November 12, 2009 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

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
Dated: November 12, 2009 /s/ Bing He Bing He (Chief Financial Officer)

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

Dated: November 12, 2009 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

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

Dated: November 12, 2009 /s/ Bing He Bing He (Chief Financial Officer)