Form 10-K/A
period 2008-09-30
CHINA DIGITAL VENTURES CORP
filed 2009-11-20
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No.2 on Form 10K/A to the Registrant's Form 10K and Amendment No. 1 on Form 10K/A filed with the Securities and Exchange Commission on December 24, 2008 and October 15, 2009, respectively (collectively as "Form 10Ks") amends the Form 10Ks to revise the disclosure in Item 9AT of the heading "Controls and Procedures."

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

ITEM 9AT. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President, Chief Financial Officer, Chief Executive Officer and Director, Mr. Bing He, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our September 30, 2008 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting

(a) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2008 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregaton of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:
*

Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

*	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended September 30, 2008 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management' s report in this annual report.

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

China Digital Ventures Corporation
a Nevada corporation

Date: November 20, 2009	By /s/ Con Unerkov
---------------------------------------
Con Unerkov
Chairman of the Board
Principal Executive Officer
Date: November 20, 2009	By /s/ Bing HE
---------------------------------------
Bing He
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: November 20, 2009	By /s/ Con Unerkov
---------------------------------------
Con Unerkov
Chairman of the Board
President, CEO, and Director
Principal Executive Officer

Date: November 20, 2009	By /s/ HE Bing
---------------------------------------
HE Bing
Treasurer, CFO and Director
Principal Financial Officer

Date: November 20, 2009	By /s/ HE Ning
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