Form 10-Q/A
period 2008-12-31
CHINA DIGITAL VENTURES CORP
filed 2009-11-20
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q/A
(Amendment No. 2)

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

Explanatory Note

This Amendment No.2 on Form 10Q/A to the Registrant's Form 10Q and Amendment No.1 on Form 10Q/A filed with the Securities and Exchange Commission on February 17, 2009 and October 15, 2009, respectively, (collectively as "Form 10Qs") amends the Form 10Qs to revise the disclosure in Item 4T of the heading "Controls and Procedures."

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
Item 4T. Controls and Procedures.
Evaluation of Controls and Procedures:

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

*

We were unable to maintain any segregation of duties within our business operations due to our reliance on limited personnel. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of Principal Executive Officer and Principal Financial Officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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
Dated: November 20, 2009
CHINA DIGITAL VENTURES CORPORATION

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	President and Director
(Principal Executive Officer)

By:	/s/ Bing He
Name:	Bing He
Title:	Treasurer and Director
(Principal Financial and
Accounting Officer)