Form 10-Q/A
period 2009-06-30
CHINA DIGITAL VENTURES CORP
filed 2009-11-20
CIK 1405660

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

Explanatory Note

This Amendment No.2 on Form 10Q/A to the Registrant's Form 10Q and Amendment No.1 on Form 10Q/A filed with the Securities and Exchange Commission on May 13, 2009 and November 12, 2009, respectively (collectively as "Form 10Qs") amends the Form 10Qs to revise the disclosure in Item 4T of the heading "Controls and Procedures."

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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