Form 10-K
period 2009-09-30
CHINA DIGITAL VENTURES CORP
filed 2010-01-12
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended September 30, 2009
--------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from [ ] to [ ]
--------------------------------------------------------

Commission File Number: [ ]

China Digital Ventures Corporation
--------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	98-0568076
(State or other	(I.R.S. Employer
jurisdiction of	Identification No.)
incorporation or organization)
Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong	-----------
(Address of principal executive offices)	(Zip Code)

+618 7123-2313
--------------------------------------------------------

(Company's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
-------------------------------	------------------------------------------
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
--------------------------------------------------------
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ x ]Yes [ ] No

On December 30, 2009, the number of shares held by non-affiliates of the registrant was 3,228,000 shares of common stock. During the period under review, there were no volume of the Company' shares that had been traded on the OTCBB, therefore share price quotation is not available. Subsequently, the company had two trades in the last quarter of 2009 where the high trade price was $1.01 and the low trade price was $0.10.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of December 30, 2009, there were 15,228,000 par value of $0.001 per share common stock of the Company issued and outstanding.
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

PART I
ITEM 1. BUSINESS
General

CDVC was incorporated in the United States on March 26, 2007 and has commenced revenue-generating operations. The Company was initially formed with a focus on the telecommunications sector providing web-based telecom services in China. CDVC's focus today is on the convergence of technology, media and telecommunications ("TMT") sectors with a heavy focus on Television Media in China.

The Company's mission is to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets throughout Asia with a focus on assets with stable earnings and cash flows, strong market positions, high barriers to entry and the potential for further earnings growth.

The Company has 2 main subsidiary companies being:
*	China Integrated Media Corporation Limited ("CIMC" ) - Responsible for the management of the groups "Television" and "Brand Distribution" assets / operations; and;
*	Lead Concept Limited ("LCL") - Responsible for the management of the groups "Telecommunication" assets / operations.
In May 2009, CDVC entered a sale and purchase agreement to acquire approximately the then 79.1% interests in CIMC, a public company in Australia.

Currently CDVC is developing and expanding its operations and at the same time, also seeking synergistic projects to enhance the operations of the Company and shareholder returns. The Company's mailing address in Hong Kong is Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. The telephone number of our principal executive office in the USA is 1 360 215 1755.

China Integrated Media Corporation Limited ("CIMC")

CIMC was incorporated in August 2008 as a public company in South Australia and has offices in Australia, China and Hong Kong. Whilst CIMC focuses on activities throughout the Asian region, its main focus is that of the emerging China market with a focus in "Television" and "Brand Management" .

Television

CIMC through a subsidiary company has obtained the rights to manage the operation and content provisioning for the "Education", "Sports" and "Home Shopping" on Pay TV Channels from the China Radio International ("CRI") IPTV Nationwide license. Broadcasting for the "Educational" channel commenced in September 2009with 16 hours each day. The "Sports" and "Home Shopping" Channels are expected to commence broadcasting in 2010.

Brand Management

CIMC through a subsidiary company has entered into an agreement with a major brand name representative for the sale and distribution of branded multi-media products originated from Australia and New Zealand.

Lead Concept Limited ("LCL")
LCL was established to manage the group's "Telecommunication" assets and operations. LCL currently operates its own platform in Hong Kong offering web-based telecom services in Greater China.

Overview Telecom Market

The world ' s largest mobile telecommunications market China has more mobile subscribers than the entire United States population; the market boosts more than 500 million subscribers and is growing by 5 million per month. Since the first half of 2007, China' s communications industry has maintained stable and sound development. In the past few years, the Chinese government has established polices in the spirit of accomplishing the goal of becoming a prominent player in the global telecom industry. The Chinese market has maintained rapid growth in the first half of 2007. The total business volume of the telecom industry in 2007 was about USD101 billion (RMB748 billion), growing at 26.1%. In the first half of 2007, the number of new phone users was 45.4 million and the total number of users was 874 million. However, the number of fixed phone users declined gradually month-by-month where as the number of new mobile phone users increased. In the first half of 2007, the number of new fixed line phone users is 4.8 million, which makes the total number of fixed phone users at 372 million consisting of about 254 million urban users and 118 million rural area users. Mobile phone users increased by 40.5 million in the first half of 2007, making the total number of mobile users at 501 million.

China's telecom market is entering into a stable growing adjustment period as its growth rate slowed down during the first half of 2008. According to the statistics from the Ministry of Information Industry, the total business volume of telecom industry reached USD100 billion (RMB742 billion), up 26.1%.

China' s telecom market is a restricted market and basically controlled by state owned firms. However there is tremendous market size for telecom services to the users in China. Through the use of web based marketing and sales strategies we can provide quality and reliable telecom services to customers in and outside China. The Company plans to make a decent profit by selling telecom services via its website (www.ngndial.com). Through the use of our proposed website at a targeted approach, CDVC feels that an opportunity exists to capture a sizeable business.

CDVC has not incurred any significant research and development costs, and therefore does not expect to pass any such costs on to our prospective customers. At this time government approval is not necessary for our business, and CDVC is unaware of any significant government regulations that may impact our proposed business within the e-commerce marketplace in the coming future.

Given the recent economic turmoil worldwide, consumers and businesses are seeking low cost or reducing costs in their business and daily lives. This environment will attract those potential customers look into our web based services. Although we are optimistic, we will move cautiously with our business plans in view of the economic environment today.

Telecom Services

CDVC is an emerging provider of advanced communications services utilizing the Voice Over Internet Protocol (VOIP) technology. Internet protocol telephony is the real time transmission of voice communications in the form of digitalized packets of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. VoIP services are expected to allow consumers and businesses to communicate in the future at dramatically reduced costs compared to traditional telephony networks.

CDVC has secured the domain name www.ngndial.com and has been beginning the development of its website and online e-commerce platform. CDVC has completed the first phase of its development for call back service and initiation through the internet. However, we still need to prepare the development of the payment gateway so as to be a fully capable e-commerce platform.

Once the website is fully operational, CDVC plans to seek to develop its own telecom platform and to apply for credit status with telecom carriers direct. At this time we will work with platform owners until we have the necessary resources. Management believes that when the website is fully operational, platform owners or telecom carriers will be willing to provide credit facility to CDVC; however, there can be no assurance or guarantee that this will be the case.

The Company anticipates materializing a direct marketing and sales strategy on the development of a network of resellers and independent sales representatives. Some other strategies include but are not limited to:

*	Distinctive Telecom Service offerings;
*	Tiered costing models based on volume and purchase frequency; and
*	Prizes, additional compensation and other incentive programs for top resellers' sales people.

The Company also anticipates listing its website with search engines (target lists) in order to promote its site to individuals and business that may become potential customers for the Company as well as to individuals whom may be interested in becoming an affiliate sales representative for CDVC.

During the year under review, the Company is a reseller of VOIP numbers and services to its customers in China and Hong Kong. Owing to business and regulatory review, the Company has temporary suspended the selling of VOIP numbers but focused on selling China national access number "400" in the upcoming quarter.

Television

In April 2009, through a "now" subsidiary of the Company, entered into an agreement with Sichuan Jin Peng Jiu Ding Media Limited ("JPJD") for the right to operate the content provisioning and advertising for the 3 television channels (Education, Home Shopping and Sports) and for the video on demand services on the existing JPJD IPTV Platform in Sichuan Province, China. JPJD has the exclusive rights to operate the IPTV operation in Sichuan province under the China Radio International IPTV license.

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

In July 2009, the Company acquired new business of television content provisioning in China and brand distribution business in Australia. This business is focused on the Chinese television market with offices located in Hong Kong and China and has 3 areas of focus being "TV Channels/Operations", "Advertising" and "Content Provision".

The Company focuses its Television interest in the following areas:
*	"TV Channels " - responsible for managing the group's current TV operations and to pursue new opportunities in the areas of Internet Protocol Television, Satellite TV, Video on Demand and Mobile TV;
*	"Advertising " - responsible for pursuing TV Advertising to service our own TV channels / operations and the buying and selling of airtime for other TV channels; and
*

"Content Provisioning - responsible for production of our own content that will be made available to service our own TV channels / operations, sales of our production content to other TV channels / operations in China and abroad and partner with existing content houses to service our own TV channels / operations.

Brand Distribution

In July 2009, a now subsidiary of the Company entered into an agreement with a major brand name for the exclusive sale and distribution of branded multi-media products within Australia and New Zealand for a period of two years provided that it meets certain quarterly purchase commitments. This Agreement lapsed and the parties are now in discussion to have our subsidiary to become an authorized distributor in Australia and New Zealand.

The brand position is an innovative creator and developer of digital media services and software. The essence of the company is based on three pillars; the first and most important of these is the digital content offering, the second is the distribution and delivery of this content to any multimedia device, and the third is the production of particular hardware devices for accessing content.

General

As CDVC is develop-ing its business, it will likely incur losses. Management plans on funding these losses by revenues generated through its proposed website. If CDVC is unable to satisfy its capital requirements through its revenue or if the Company is unable to raise additional capital through the sale of its common stock, it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Employees

CDVC has 3 full time employees other than its directors and officers. Presently, Mr. Con Unerkov, Mr. Bing HE and Ms. Ning HE are the officers and directors of the Company, each plan to devote approximately a minimum of 12 -15 hours per month, on the business.

Patents
China Digital Ventures Corporation holds no patents.
Government Regulation
Government approval is not necessary for our business, and it is anticipated that government regulations will have little or no effect on CDVC's proposed business.

ITEM 1A. RISK FACTORS

The reader should carefully consider these risk factors in addition to those set forth in the Company's financial statements or the notes thereto. Additional risks about which the Company is not yet be aware of or that the Company currently believes to be immaterial risk may adversely affect the Company's business operations. If any of the following occur, the Company's business condition or operating results may be adversely affected. In that case, the price of the Company's common stock may decline.

THERE IS SUBSTANTIAL DOUBT ABOUT CDVC'S ABILITY TO CONTINUE AS A GOING CONCERN

Our auditor's report on our 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to CDVC, the Company will not have the funds necessary to continue its operations. See "September 30, 2009 Audited Financial Statements."

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

CDVC'S OTHER BUSINESSES ARE NOT YET DEVELOPED, THERFORE, THERE IS NO ASSURANCE THAT CDVC'S ANTICIPATED BUSINESSES WILL EVER GENERATE REVENUE

CDVC faces multiple risks associated with the development of other new and advance business in the brand management business and content provisioning business. The Company is a development stage business with limited service offerings and has limited assets totaling $212,666 as of September 30, 2009. In addition, CDVC will be subject to numerous risks, expenses, and difficulties typically encountered in the development of new business. There is no assurance that CDVC's anticipated business will ever be successful or profitable.

CDVC'S OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS WILL LIKELY FLUCTUATE SIGNIFICANTLY
CDVC expects significant fluctuations in future results of operation due to various factors, many of which are outside of our control, including, but not limited to:
*	Demand for and market acceptance of web based telecommunications products, brand management and content provisioning business;
*	CDVC's ability to expand its market share;
*	Competitive factors that affect CDVC's pricing structure;
*	The variety and mix of telecom, advertising and media products CDVC sells;
*	The timing and magnitude of capital expenditures, including costs relating to the start-up, marketing, and continued expansion of operations;
*	Conditions specific to the telecom and media industry;
*	Changes in generally accepted accounting policies, especially those related to the Internet sales; and
*	New government regulation or legislation
CDVC IS A START-UP COMPANY WITH LIMITED FUNDS; THEREFORE IT MAY NOT BE CAPABLE OF DEVELOPING ITS PROPOSED BUSINESS INTO A REVENUE GENERATING OPERATION
CDVC's ability to develop the business into a revenue generating operation will depend on a number of factors, which include the ability to:
*	Provide telecom, advertising and media services that are reliable, and cost effective;
*	Effectively market the telecom, advertising and media services;
*	Establish relationships with manufactures and distributors within telecom industry that will allow CDVC to sell products at a profit; and
*	Hire and retain qualified personnel and effectively respond to competition.

If CDVC were not successful in meeting these challenges and addressing the risks and uncertainties associated with operating a business with limited funds, CDVC would fail and any investment made in the common stock would significantly decline in value or be completely lost.

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

CDVC plans to sell telecom services directly to consumers through its proposed Internet website. The ability to achieve revenue growth in the future will depend on the ability to develop and maintain an effective website that will attract customers, the ability to hire qualified sales and technical personnel, and offer new telecom services and products. In addition, CDVC is dependent on several factors relating to the Internet as a whole, including the relatively new and unproven nature of the Internet as a medium is for commerce. Although sales over the Internet have continued to develop and grow over the past few years, the Internet is a developing media and long-term acceptance of the Internet as a sales medium has not been statistically proven. Only recently have a few select companies shown a reasonable profit through Internet business sales and commerce; there can be no assurance that a trend towards profitability will be achieved or be sustained by CDVC, of which would result in complete loss in its common share value.

CUSTOMER'S ORDERS MAY SUBSTANTIALLY VARY IN SIZE, MAKING IT DIFFICULT TO FORECAST QUARTERLY RESULTS AND CREATE FLUCTUATIONS IN FUTURE CASH FLOWS

CDVC's anticipated pricing structure for its proposed internet site will likely be in the range from a few dollars to several hundred dollars. If customer orders are limited to lower volume services, or on average to lower priced service offerings, CDVC may show losses during these times and may not be able to recoup the losses with future revenue. Due to these factors CDVC's quarter-to-quarter comparisons of future operating results may not be a good indicator of future performance.

IN THE FUTURE CDVC WILL BE REQUIRED TO INCREASE ITS OPERATING EXPENSES IN ORDER TO GROW; ANY INCREASE OF EXPENSES MAY NOT BE OFFSET WITH REVENUE, WHICH WILL RESULT IN SIGNIFICANT LOSS

CDVC plans to increase operating expenses in order to bring in and support on higher sales of telecom services, which will result in losses that CDVC may not be able to offset with revenues. Specifically, CDVC plans to increase operating expenses to expand sales and marketing operations. If revenue falls below our expectations in any quarter and CDVC is not able to quickly reduce spending in response, CDVC's operations will be adversely affected and may result in significant losses.

CDVC WILL NEED ADDITIONAL CAPITAL, CURRENTLY ESTIMATED AT $17,500 TO $70,000, TO EXPAND ITS PROPOSED BUSINESS AND REMAIN AS A GOING CONCERN, WITHOUT WHICH, THE COMPANY WOULD FAIL
As of September 30, 2009 the Company had $36,227 of cash on hand and available.

There can be no assurance CDVC will be successful in raising future proceeds or that its proposed business will be able to generate a level of revenue that can sustain the growth and expansion of the business. The shortfall of capital, whether unable to raise funds or generate revenue, would adversely affect the progress and development of the business.

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
CDVC IS DEPENDENT ON KEY PERSONNEL AND ANY TURNOVER COULD SERIOUSLY IMPEDE THE SUCCESS OF THE BUSINESS

CDVC success and execution of its business strategy will depend significantly upon the continuing contributions of, and on its ability to attract, train, and retain qualified personnel. In this regard, the Company is particularly dependent upon the services of Mr. Con Unerkov, its President and Director and Mr. Bing He, its Director and CFO. CDVC does not have an employment agreement with its officers or directors, and as a result there is no assurance that Con Unerkov will continue to manage CDVC in the future. The loss of the services of its Officer, or in the future any key employees would have a material adverse impact on the further development of CDVC's business.

THE LIMITED EXPERIENCE OF CDVC'S CURRENT MANAGEMENT COULD HINDER OPERATIONS AND THEREFORE LIMIT ANY POTENTIAL PROFITABILITY OF THE COMPANY

Current management of CDVC has had limited experience in the start-up and development of a new business. In consideration of management's other employment obligations and the minimal experience of operating a new business there are potential conflicts of interest in his acting as officer and director of the Company.

CDVC CURRENTLY HAS THREE DIRECTORS, CON UNERKOV, BING HE AND NING HE, WHO HAVE SIGNIFICANT CONTROL ON ALL MATTERS SUBMITTED FOR STOCKHOLDER APPROVAL WHICH COULD RESULT IN CORPORATE DECISIONS THAT NEGATIVELY IMPACT OTHER SHAREHOLDERS

Currently, Wireless One International Limited owns about 70.26% of CDVC's issued and outstanding common stock. As a result, they have significant control on the outcome of all matters submitted to a vote by stockholders, which may include the election of directors, amendments to the certificate of incorporation, and approval of significant corporate transactions.

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

Governmental control of currency conversion may affect the value of your investment

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

CDVC has a correspondence address in Hong Kong at Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. The Company use this correspondence address rent free and is subject to change with a 7 days notice.

CDVC subsidiary has an office located at Level 1, 213 Greenhill Road, Eastwood SA 5063 Australia. The Company uses this correspondence address at a rate of AUD$38.5 per month and is subject to change with a 7 days notice.

ITEM 3. LEGAL PROCEEDINGS
CDVC is not a party to or aware of any threatened litigation of a material nature.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the last quarter of fiscal year September 30, 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT ' S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
A registrant that qualifies as a smaller reporting company is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is on the Over The Counter Bulletin Board under the symbol "CDVV.OB." During the period under review, there were no volume of the Company' shares that had been traded on the OTCBB, therefore share price quotation is not available. Subsequently, the company had two trades in the last quarter of 2009 where the high trade price was $1.01 and the low trade price was $0.10.

Issuer ' s Repurchase Of Equity Securities
None.
Holders
On December 30, 2009, the Company had 67 holders of record of our Common Stock.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. See Item 1A - "Risk Factors - Forward Looking Information."

Company Overview

CDVC was organized on March 26, 2007. The Company is in the web based telecom services business in China. The Company's mission is to acquire, own and manage a portfolio of "technology" , "media" and "telecommunication" assets in China. During the period under review all the revenue was derived from the telecom business sector.

During the year under review, in July 2009, the Company acquired a subsidiary company incorporated in Australia named China Integrated Media Corporation Limited, which is an Australian public company in the business of provisioning of television contents, advertising related services and brand management. CIMC is an early stage company and it is expected that CIMC will contribute revenues to CDV in the coming fiscal year. CIMC is also planning certain corporate exercise in Australia to enable it to raise funds in Australia for its business operations. We shall keep the shareholders informed of any developments in this area.

CDVC is continuing to seek acquisition targets that are synergistic to our business operations. Our main focus is in China but we will consider other acquisitions if it will help in the development of our business.

Results of Operations
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND 2008 FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
REVENUES

The Company has realized revenue of $18,034 for the year ended September 30, 2009. The Company incurred a cost of revenue of $8,532, achieving a gross profit of $9,502 for the year ended September 30, 2009. All this revenue was derived from the telecom business.

The Company has realized revenue of $11,951 for the year ended September 30, 2008. The Company incurred a cost of revenue of $6,279, achieving a gross profit of $5,672 for the year ended September 30, 2008. All this revenue was derived from the telecom business.

For the period from March 26, 2007 (date of inception) to September 30, 2009, the Company realized revenue of $30,785, incurred a cost of revenue of $15,411 and achieved a gross profit of $15,374

Overall the revenue has been increasing. However, in the coming fiscal year, we expect a drop off in the revenue in this sector due to the intense competition of the telecom business in China. China will abolish roaming charges for telecom calls thereby making it more difficult to sell value added services based on price proposition. The Group will put more efforts into developing other revenue stream in brand management and general advertising services with our new subsidiary in Australia.

OPERATING EXPENSES

For the year ended September 30, 2009, our gross profit was $9,502 and our total operating expenses were $82,943, all of which were selling, general and administrative expenses. We also had $847 in interest expenses, $152 in interest income, $903 in other income and loss attributable to minority interest of $9,975. Our net loss to our shareholders for the year ended September 30, 2009 was $63,258. Our administration costs of $82,943 was mainly resulted from $14,653 in production costs, $13,231 in consultancy fees, $12,723 in platform rental, $11,318 in salaries, $8,122 in travel expenses and $22,896 in other expenses.

For the year ended September 30, 2008, our gross profit was $5,672 and our total operating expenses were $55,620, all of which were selling, general and administrative expenses. We also had $4 in interest expenses. Our net loss to our shareholders for the year ended September 30, 2008 was $49,952.

For the period from March 26, 2007 (date of inception) to September 30, 2009, the accumulated gross profit was $15,374, the total operating expenses was $177,562 which was all selling, general and administrative expenses and had $851 in interest expenses, $152 in interest income, $903 in other income and loss attributable to minority interest of $9,975 and resulting in an accumulated net loss to our shareholders of $152,009.

In general, we will contain our costs until we see visibility in funding.
Capital Resources and Liquidity

We do not have sufficient resources to effectuate our full business plan. As of September 30, 2009, we had $36,227 in cash. We expect to incur a minimum of $360,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development and $30,000 in other marketing expenses, $250,000 for the newly acquired television content provisioning business in China and $50,000 for the brand distribution business. Additionally, $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

As of September 30, 2009 CDVC had $36,227 of cash on hand. Management believes this amount will not satisfy the cash requirements of CDVC for the next twelve months or until such a time additional proceeds are raised. CDVC plans to satisfy our future cash requirements by additional equity financing in the form of private placements of common stock. There can be no assurance that CDVC will be successful in raising additional equity financing, and thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the telecom and mobile devices advertising business, as well as legal and accounting fees. CDVC depends upon capital to be derived from future financing activities such as offerings of our stock. Management believes that if subsequent private placements are successful, CDVC will be able to generate more revenues from online sales of telecom services and mobile devices advertising services, and achieve market adoption within the following twelve to fifteen months thereof. However, investors should be aware of it.

As of September 30, 2009, CDVC has generated sales resulting in a gross profit of approximately $9,502. All additional proceeds received by CDVC were a result of the sale of its common stock.
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

Management anticipates the following steps and related expenses within the next twelve months:
1)	Ongoing development of the website. Management is continuing making improvements to the services on the website.
2)	Focus on the brand management business in Australia.
3)	Continue the development of the contents for the IPTV platform in China.
4)	Start the Home Shopping Channel and Sport Channel on the IPTV Platform

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

We will need to set up an online payment gateway to accept credit cards and debit cards, any gateways such as PAYPAL. The telecom platform will be rented through telecom equipment and infrastructure supplier. We may in future invest directly to own our telecom platform and infrastructure as our business develops

CDVC will set up business operations in Australia through its subsidiary. It will commence the development of the brand management business. We expect this business unit will earn revenue in the coming fiscal year. At the same time, we will seek synergistic acquisition targets to strengthen our business operations.

CDVC will also commence the development of contents for two additional IPTV channels. Depending on available resources we expect to launch these two channels in the first half of 2010.

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

Although management believes the above timeframes for the related business steps are conservative and can likely be accomplished by CDVC, potential investors should be aware that several unforeseen or unanticipated delays may impede CDVC from accomplishing the above-described steps such as:

*	Problems may arise during the development of the Internet website with the programming and testing that management cannot overcome, creating a time delay and additional costs; and
*	CDVC may find that potential financiers are unreceptive to its business plan and provide no options to raise the additional capital required to funds its marketing campaign.
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

The Company will seek additional avenue to raise funds from the markets in Australia through its subsidiary. The Company will be formulating the plan in the coming quarter and will look at raising funds in the first half in 2010 from the Australia capital market.

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
Consolidated Financial Statements
Please see page F-1 through F-18 of this Form 10-K.
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

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mr. Con Unerkov, and our Chief Financial Officer, Mr. Bing He, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our September 30, 2009 Form 10-K

Based upon that evaluation, our Management has concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.
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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2009 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended September 30, 2009 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who has served in the same capacity with CDVC.

Name	Age	Term Served	Title
--------------	------	-------------	-------------------------
Con UNERKOV	40	Since May 26, 2009	President, Chief Executive Officer and Director
Bing HE	34	Since inception	Director, Treasurer and Chief Financial Officer
Ning HE	41	Since June 30, 2008	Director and Secretary

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of CDVC require no less than one member on the board of directors and no more than ten.

CDVC is a development stage corporation, and is not a successor of any predecessor company or business.
Officer and Director Background

Mr. Con UNERKOV: Mr. Unerkov was appointed as Director, President, and Chief Executive Officer on May 26, 2009. Prior to his appointment, Mr. Unerkov held senior management and consulting roles in a wide range of industries from Telecommunications, Banking and Finance, Transport and Government, and most recently was the Chairman and CEO of various telecommunication companies in Asia. Mr. Unerkov is also chairman and director of China Media Group Corporation (symbol: chmd.ob), a Texas incorporated company that engages in media and advertising businesses in China. Mr. Unerkov is a graduate of the University of South Australia.

Mr. Bing HE (or Bin HE): Mr. HE is the founder of China Digital Ventures Corporation and has acted as our President, Treasurer, Secretary and Director on March 27, 2007. He was appointed as Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on April 1, 2007. On May 26, 2009, Mr. HE stepped down as President and Chief Executive Officer, and was replaced by Mr. Con Unerkov. Mr. Bing HE has been working as the General Manager for a telecommunication company, namely GuangZhou Yuying Communication Equipment Co., Ltd. ("Yuying"), in China for the past 5 years. Yuying is engaged in the business of supplying telecom and related equipment to businesses and homes in the Guangdong province in China. During this time, he has been involved in all aspects of the operation including marketing, sales, technical and financial of the telecommunication company. Mr. HE has a Bachelor of Engineering degree from Hubei TV and Radio University.

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

Currently CDVC has 3 employees other than the current officers and directors, Mr. Con Unerkov, Mr. Bing HE and Ms. Ning HE.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for March 2010. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

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
Auditors
Our principal independent accountant is Albert Wong & Co., CPA.
Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only three officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible. We have already started studying the ethics that will improve our operation and enhance our reporting quality, and we expect to finish this study by mid 2010.

Financial Expert
We do not have a "financial expert " on the board or an audit committee or nominating committee.
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

Section16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership of common stock and other equity securities of our company with the Securities and Exchange Commission. Officers, directors and more than ten percent stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of these reports furnished to us during 2009, all required Section 16(a) reports for our directors, officers and beneficial owners of ten percent of our outstanding stock were filed on a timely basis.

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

Summary Compensation Table
Annual Compensation					Long-Term Compensation
--------------------					----------------------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
----------	-------	------	------	--------------	--------------------	-----------------	----------	------------
Con Unerkov (1)	2009	0	0	0	0	0	0	0

Bing HE (2)	2008	6,000	0	0	0	0	0	0
	2009	6,000	0	0	0	0	0	0

Ning HE (3)	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
(1)	Mr. Con Unerkov was appointed as President, Director and Chief Executive Oficer of CDVC on May 26, 2009. Mr. Unerkov received no salary or compensation for 2009.
(2)	Mr. Bing HE stepped down as President and Chief Excutive Officer of CDVC. As at today, Mr. He is a Director, Treasurer, and Chief Financial Officer of CDVC.
(3)	Ms. Ning HE is a Director and Secretary of CDVC. Ms. Ning HE is a sister of Mr. Bing HE.

Outstanding Equity Awards at Fiscal Year-End
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2009.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
--------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS						STOCK AWARDS
-------------------------------------------------------------------------------------						-------------------------------------------
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
---------------	-------------	---------------	-------------	----------	---------	-------	--------	---------	---------
Con Unerkov	-	-	-	-	-	-	-	-	-
Bing He	-	-	-	-	-	-	-	-	-
Ning He	-	-	-	-	-	-	-	-	-
Compensation of Directors
The table below summarizes all compensation of our directors as of September 30, 2009.
DIRECTOR COMPENSATION
--------------------------------------------------------------------------------------------------------------
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
---------	--------	------	--------	--------	---------	---------	-------
Con Unerkov	-	-	-	-	-	-	-
Bing He	-	-	-	-	-	-	-
Ning He	-	-	-	-	-	-	-
Narrative Disclosure to the Director Compensation Table
As of September 30, 2009, no compensations have been paid out to our directors, however we may compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

CDVC does not presently have a stock option plan. However, in the future, CDVC may develop an incentive based stock option plan for our officers and directors and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as it relates to our named Director and executive Officer, and each person known to CDVC to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group as of September 30, 2009.

Name and Position	Shares	Percent	Security

Wireless One International Limited*	10,700,000 (direct)	70.2%	Common

Bing HE CFO and Director	5,457,000 (indirect)	35.8%	Common

Intek Solutions Pty. Limited	5,243,000 (indirect)	34.4%	Common

Con Unerkov President and Director	5,243,000 (indirect)	34.4%	Common

Ning HE	800,000 (direct)	5.2%	Common

Officers and Directors as a Group	11,500,000 (direct and indirect)	75.5%	Common

* Wireless One International Limited ("Wireless One") is a company incorporated in British Virgin Islands having its correspondence address at Room B209-1, Jinhui Business Center, No 537 Xinaggang Zhong Road, Haizhu District, Guangzhou, China. Messrs. Bing HE and Con Unerkov owns 51% and beneficially owns 49%, respectively, in Wireless One.

Mr. Con Unerkov, Mr. Bing HE and Ms. Ning HE' s address is Room B209-1, Jinhui Business Center, No 537 Xinaggang Zhong Road, Haizhu District, Guangzhou, China. Ms. Ning HE is the sister of Mr. Bing HE.

Mr. Bing He, the CFO and Director of the Company, owns 51% in Wireless One and as a result beneficially owns 5,457,000 shares in the Company.

Intek Solution Pty. Limited ( "Intek"), an Australian company with its correspondence address at P.O. Box 1171, North Adelaide, SA 5006, Australia. Intek beneficially owns 49% of Wireless One resulting in Intek beneficially owning 5,243,000 shares in the Company.

Mr. Con Unerkov, the President and Director of the Company, owns 100% in Intek and as a result beneficially owns 5,243,000 shares in the Company.
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

In July 2009, the Company closed the acquisition of China Integrated Media Corporation Limited ( "CIMC"). As part of the agreement, the Company issued 2 million shares in exchange for 19,200,000 shares in CIMC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended September 30, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $2,000.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2009 and 2008 was $1,500.

TAX FEES. For the fiscal years ended September 30, 2009 and 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.
ALL OTHER FEES. None.

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

PART IV
ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Index to Financial Statements and Financial Statement Schedules
Independent Auditor ' s Report.
Consolidated Balance Sheets as of September 30, 2009 and 2008.
Consolidated Statements of Operations for the year ended September 30, 2009 and 2008 and from March 26, 2007 (Inception) to September 30, 2009.
Consolidated Statements of Stockholders' Equity from March 26, 2007 (Inception) to September 30, 2009
Consolidated Statements of Cash Flows for the year ended September 30, 2009 and 2008 and from March 26, 2007 (Inception) to September 30, 2009.
Notes to the Consolidated Financial Statements.
(c)	Exhibits.
3.1	Articles of Incorporation(1)
3.2	Bylaw (1)
10.1	A letter agreement for the Loan Advance dated September 30, 2009 from Mr. Bing He (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
(1)	Incorporated by reference from Registrant's Form SB-2 filed with the SEC on October 16, 2007.
(2)	Incorporated by reference from Registrant's Amendment No. 2 to Form 10/K filed with the SEC on November 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Digital Ventures Corporation a Nevada corporation
Date: January 12, 2010	By /s/ Con Unerkov --------------------------------------- Con Unerkov Chairman of the Board Principal Executive Officer
Date: January 12, 2010	By /s/ Bing HE --------------------------------------- Bing He Principal Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: January 12, 2010	By /s/ Con Unerkov --------------------------------------- Con Unerkov Chairman of the Board President, CEO, and Director Principal Executive Officer
Date: January 12, 2010	By /s/ Bing HE --------------------------------------- Bing He Treasurer, CFO, and Director Principal Financial Officer
Date: January 12, 2010	By /s/ Ning HE --------------------------------------- Ning He Secretary, Director

China Digital Ventures Corporation (A Development Stage Company) Financial Statements For the Year Ended September 30, 2009
Table of Contents	Page
Independent Auditor' s Report	F1
Consolidated Balance Sheets as of September 30, 2009 and 2008	F2
Consolidated Statements of Operations for the year ended September 30, 2009 and 2008 and from March 26, 2007 (Inception) to September 30, 2009	F3
Consolidated Statements of Stockholders' Equity from March 26, 2007 (Inception) to September 30, 2009	F4
Consolidated Statements of Cash Flows for the year ended September 30, 2009 and 2008 and from March 26, 2007 (Inception) to September 30, 2009	F5
Notes to Consolidated Financial Statements	F6 - F18

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Room 701A, Nan Dao Commercial Building
359-361 Queen ' s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
C.P.A.(Practising)
To the Stockholders and Board of Directors China Digital Ventures Corporation
Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of China Digital Ventures Corporation, a development stage company, ("the Group" ) as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2009 and 2008 as well as the period from March 26, 2007 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United State). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Ventures Corporation as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended September 30, 2009 and 2008 as well as the period from March 26, 2007 (date of inception) to September 30, 2009, in conformity with accounting principle generally accepted in the United States of America.

The Group's consolidated financial statements are prepared using the Generally Accepted Accounting Principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has accumulated deficit as at September 30, 2009 of $152,009 including net loss of $63,258 for the year ended September 30, 2009. These factors as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	Albert Wong & Co
January 12, 2010	Certified Public Accountants

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 2009 AND 2008 (Stated in US Dollars)
	Note	2009	2008

ASSETS
Current assets
Cash and cash equivalents		36,227	8,517
Accounts receivable		154	-
Other receivable		2,884	-
Loan receivable	6	14,049	-
Amount due from director	5	7,104	-
Deposits	7	124,801	-
Inventory - resalable goods		1,585	-
Total current assets		186,804	8,517
Non-Current assets
Property and equipment, net	8	11,960	-
Goodwill	12	13,902	-
Total non-current assets		25,862	-

Total assets		212,666	8,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other payable		179,727	-
Loan payable	9	36,814	-
Accrued expenses		40,087	33,060
Amount due to director	5	26,498	19,648
Total current liabilities		283,126	52,708

Minority interest		(2,091)	-

Stockholders' equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,228,000 (2008: 13,228,000) shares issued and outstanding	4	15,228	13,208
Additional paid up capital	4	69,332	31,352
Accumulated deficit during the development stage		(152,009)	(88,751)
Comprehensive loss		(920)	-
Total stockholders' deficit		(68,369)	(44,191)

Total liabilities and stockholders' equity		212,666	8,517
See accompanying notes to the financial statements
F-2

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND 2008
AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Stated in US Dollars)
	For the Year Ended September 30, 2009	For the Year Ended September 30, 2008	For the Period from March 26, 2007 (Inception) to September 30 2009

Net Revenues	$18,034	$11,951	$30,785
Cost of Revenues	8,532	6,279	15,411

Gross Profits	9,502	5,672	15,374

Other General and Administrative Expenses	82,943	55,620	177,562

Loss from Operations	(73,441)	(49,948)	(162,188)

Other Income / (Expenses)
Interest income	152	-	152
Other income	903	-	903
Interest expenses	(847)	(4)	(851)

Net loss before minority interest	(73,233)	(49,952)	(161,984)
Minority interest	9,975	-	9,975
Net Loss	(63,258)	(49,952)	(152,009)
Other comprehensive loss Foreign currency translation loss	(920)	-	(920)

Comprehensive Loss	$(64,178)	$(49,952)	$(152,929)

Weighted Average Basic and Diluted Shares Outstanding	13,704,712	13,128,251	13,222,155

Loss Per Share-basic and diluted	$(0.00)	$(0.00)	$(0.00)

*Basic and diluted weighted average number of shares are the same since the Company does not have any dilutive securities

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Stated in US Dollars)
					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Comprehensive	development	stockholders'
	Shares	Amount	capital	Loss	Stage	equity/(deficit)

Balance at March 26, 2007(inception)	-	$-	$-	$-	$-	$-

Issuance of founder shares for cash at $0.001 per share -				-	-	-
March 28, 2007	10,000,000	10,000	-	-	-	10,000

Sale of shares for cash at $0.01 per share - April, 2007	3,000,000	3,000	27,000	-	-	30,000

Net loss	-	-	-	-	(38,799)	(38,799)

Balance at September 30, 2007	13,000,000	$13,000	$27,000	$-	$(38,799)	$ 1,201

Sale of shares for cash at $0.02 per share - Feb - Mar 2008	208,000	208	3,952	-	-	4,160

Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	-	400

Net loss	-	-	-	-	(49,952)	(49,952)

Balance at September 30, 2008	13,228,000	$13,208	$31,352	$-	$(88,751)	$(44,191)

Issuance of shares for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	40,000
Comprehensive loss	-	-	-	(920)	-	(920)

Reclassification	-	20	(20)	-	-	-

Net loss	-	-	-	-	(63,258)	(63,258)

Balance at September 30, 2009	15,228,000	$15,228	$69,332	$(920)	$(152,009)	$(68,369)

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND 2008
AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Stated in US Dollars)
				For the Period
	For the Year	For the Year		from March 26, 2007
	Ended	Ended		(Inception) to
	Sept 30, 2009	Sept 30, 2008		Sept 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(63,258)	(49,952)		(152,009)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	799	-		799
Minority interest	(9,975)	-		(9,975)
Common stock issuance for services	-	400		400
Changes in Assets and Liabilities:
Increase in Account Receivable	(154)		-	(154)
Decrease in Other Receivables	484		-	484
Increase in Loan Receivable	(1,227)	-		(1,227)
Increase in Deposits	(87)	-		(87)
Increase in Inventory - resalable goods	(1,239)	-		(1,239)
Increase in amount due from director	(7,104)	-		(7,104)
Increase in Accrued Expenses	6,629	31,060		39,689
Increase / (decrease) in Other Payables	32,487	(1,800)		32,487
Increase in Loan Payable	3,493	-		3,493
Increase in Due to director	2,407	19,648		22,055

Net Cash Used in Operating Activities	(36,745)	(644)		(72,388)

Cash Flows from Investing Activities:
Acquisition of subsidiary, net of cash	75,650	-		75,650
Purchase of property and equipment	(10,275)	-		(10,275)
Net Cash Provided by Investing Activities	65,375		-	65,375

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	4,160		44,160

Net Cash Provided by Financing Activities	-	4,160		44,160

Net increase in cash and cash equivalent	28,630	3,516		37,147

Effect of exchange rate changes on cash and cash equivalent	(920)	-		(920)

Cash - Beginning of Period	8,517	5,001		-

Cash - End of Period	$36,227	8,517		36,227

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$847	$4		$851

Income Taxes Paid	$-	$-		$-

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entity" formerly Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company ' s office is located in Guangzhou, China and Adelaide, South Australia, and its principal business is to provide web-based telecom services, focusing on Greater China. The Company intends to focus on the telecom, media, and technology sector.

The Company has recorded revenue from its web-based telecom business during the fiscal year under review and has recorded modest revenue. The Company has an operational office in China and Australia, and a correspondence address in Hong Kong.

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

Since March 26, 2007 (inception) to September 30, 2009, the Company has generated revenue of $30,785 and has incurred an accumulated deficit of $152,009. As at September 30, 2009 its current liabilities exceed its current assets by $96,322. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company' s ability to continue as a going concern.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2009. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Principals of Consolidation

The consolidated financial statements for the year ended September 30, 2009 include the financial statements of the Company and its wholly owned subsidiaries Lead Concept Limited and the other subsidiaries listed below which were acquired on July 6, 2009. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
Name of Company	Place of Incorporation	Attributable Interest

Lead Concept Limited	Hong Kong	Direct 100%
China Integrated Media Corporation Limited	Australia	Direct 76.8%
China Television Corporation	British Virgin Islands	Indirect 76.8%
CIMC Marketing Pty Limited	Australia	Indirect 76.8%
Guangzhou HwaHe Culture & Media Company Limited	China, Peoples, Republic of China	Indirect 76.8%
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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

Accounting Standard Codification ASC 825 "Financial Instruments" codified Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Property & equipment

Property & equipment is stated at costs. Depreciation are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computers	5 years
Furniture, fixture and equipment	5 years
Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 "Website Development Cost" that codified the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs." The website development cost are divided into three stage, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development, In short, website development cost for internal use should be capitalized except content input and data conversion in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

Income Tax

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2009, the comprehensive loss was $64,178, and $49,952 in 2008, differences were immaterial.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Stock-based compensation

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No.159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures ("ASC 820" ) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company's financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April1, 2009, which also was not material to the Company's financial position or results of operations.

Recently Issued Standards

In August 2009, the FASB issued ASC Update No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No.2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No.2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167" ). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Issued Standards (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166" ). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140" ) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

NOTE 4	COMMON STOCK

As of September 30, 2009, the Company has 75,000,000 shares authorized and 15,228,000 (2008: 13,228,000) shares issued and outstanding. The Company issued 2,000,000 shares for the acquisition of China Integrated Media Corporation Limited on July 6, 2009.

NOTE 5	RELATED PARTY TRANSACTIONS
During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
In July 2009, the Company issued 2,000,000 new shares in the Company to the current major shareholder for the acquisition of 19,200,000 shares in China Integrated Media Corporation Limited.
As of September 30, 2009 and 2008, the amount due to director was $26,498 and $19,648 respectively. The amount due to director is unsecured, non-interest bearing and payable on demand.
As of September 30, 2009 and 2008, the amount due from director was $7,104 and $nil, respectively. The amount due from director is unsecured, non-interest bearing and payable on demand
NOTE 6	LOAN RECEIVABLE

As of September 30, 2009, the Company has an outstanding unsecured loan receivable from Advance Tech Communications Sdn. Bhd. of $10,000 (2008: $nil), with annual interest rate of 6%. This debt was due on May 13, 2009. The Company recorded accrued interest of $4,049 for the year ended September 30, 2009 (2008: $nil). On May 11, 2009, the Company extended the loan repayment to on or before December 31, 2009 and the loan was repaid in full on December 24, 2009.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7	DEPOSITS
Deposits are summarized as follows:
	As of September 30, 2009	As of September 30, 2008
	US$	US$

Rental deposits	284	-

Deposit for IPTV	124,517	-

	124,801	-

NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	As of September 30, 2009	As of September 30, 2008
Cost and Acquisition during year	US$	US$

Computers	13,403	-
Furniture, fixture and equipment	1,434	-
	14,837	-
Accumulated depreciation	(2,877)	-

	11,960	-
NOTE 9	LOAN PAYABLE

As at September 30, 2009, the Company has an outstanding unsecured loan payable to Intek Solutions Pty., Ltd. of AUD $40,000 equivalent to USD $35,293 (2008: $nil), with annual interest rate of 8%. This debt was due on September 18, 2009. The Company recorded accrued interest of $1,521 for the year ended September 30, 2009 (2008: $nil). On September 10, 2009, the Company has extended the loan to March 18, 2010.

NOTE 10	COMMITMENT AND CONTINGENCY

The company has entered into two agreements for exclusive program production right acquisition from Sichuan Jin Peng Jin Ding Media Limited and for program production service from Hunan Education Television Station expiring March, 2019 and May, 2012 respectively. Total deposit paid as at September, 2009 amounted to $124,517 (NOTE 7).

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10	COMMITMENT AND CONTINGENCY (Continued)
The Company's commitments for minimum payments under these contracts for the next five years and thereafter are as follows:
Year ending September 30,
2010	$42,483
2011	13,184
2012	13,184
2013	13,184
2014	13,184
Thereafter	65,923
$161,142
NOTE 11	INCOME TAXES

No provision was made for income tax for the period from March 26, 2007 (Inception) to September 30, 2009 as the Company and its subsidiary had operating losses. In the period ended September 30, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $105,967 and $46,042, respectively. Total net operating losses carried forward at September 30, 2009, (i) for Federal and State purposes were $105,967 and $105,967, respectively and (ii) for its entities outside of the United States were $46,042 for the period ended September 30, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2009 was approximately $26,277 of which $15,895 was for US federal income tax, $2,148 was for Hong Kong income tax, $5,686 was for China income tax and $2,548 was for Australia income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States, Hong Kong, China and Australia statutory rate and the Group's provision for income taxes is as follows:
September 30, 2009
$
United States federal income tax rate	15%
Valuation allowance - US federal income tax	(15%)
Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
Provision for income tax	-

China statutory rate	25%
Valuation allowance - China Rate	(25%)
Provision for income tax	-
Australia statutory rate	30%
Valuation allowance - Australia Rate	(30%)
Provision for income tax	-

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	BUSINESS COMBINATION

As announced in the Form 8-K, on May 26, 2009 and further disclosed in our Form 10-Q/Amendment no.2 filed on November 20, 2009, the Company entered into a Sales and Purchase agreement (the "Purchase Agreement") to acquire 19,200,000 shares in and representing approximately the then 79.1% interests in China Integrated Media Corporation Limited ("CIMC"), a public company incorporated in Australia. On July 6, 2009, the Company closed this transaction and at the date of closing the Company then held 76.8% as CIMC issued some shares prior to the closing date. CIMC is in the business of television content provision and brand distribution business in China and Australia, respectively.

The consideration for the acquisition is 2,000,000 shares of the Company's common stock valued at $40,000 based upon a share price of US$0.02 per share.
Business Combination
The purchase transaction details are as follows:
Purchase price	$40,000
Cash	75,650
Current assets	141,250
Current liabilities	(185,402)
Property, plant and equipment	2,484
Minority interests	(7,884)
Goodwill	$13,902
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

Unaudited Pro Forma Consolidated Statement of Operations

The Pro-Forma Combined Statement of Operations give effect to the above transaction as if it occurred on the earliest date of the period presented, i.e., September 30, 2010.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	BUSINESS COMBINBATION (CONTINUED)

CHINA DIGITAL VENTURES CORPORATION
UNAUDITED PRO-FORMA
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009

$

ASSETS
Current assets
Cash and cash equivalents	83,407
Accounts receivable	2,056
Loan receivable	12,822
Amount due from director	4,089
Deposits and other receivables	81,103
Inventory - resalable goods	346
Total current assets	183,823
Non-Current assets:
Property and equipment, net	2,484
Goodwill	11,760
Total non-current assets	14,244

Total assets	198,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other payable	155,756
Loan payable	33,321
Accrued expenses	39,640
Amount due to director	29,264
Total current liabilities	257,981

Minority interest	(4,357)

Stockholders' equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding at June 30, 2009	15,228
Additional paid up capital	69,332
Accumulated deficit during the development stage	(140,117)
Total stockholders' deficit	(55,557)
Total liabilities and stockholders' equity	198,067

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	BUSINESS COMBINATION (CONTINUED)

CHINA DIGITAL VENTURES CORPORATION
UNAUDITED PRO-FORMA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2009

Proforma
consolidated
US$
Net revenue	17,893
Cost of revenue	8,532
Gross profit	9,361
Other general and administrative expenses:	69,990
Loss from operations before other expense	(60,629)
Other expenses
Interest expenses	836
Net loss before minority interests	(61,465)
Minority interests	(10,099)
Net loss	(51,366)

Other Comprehensive Income
Foreign currency translation gain	0
Comprehensive loss	(52,367)
Basic and diluted loss per common share	(0.02)
Basic and diluted weighted average number of common share	15,228,000