Form 10-Q
period 2009-12-31
CHINA DIGITAL VENTURES CORP
filed 2010-02-18
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

+618 7123-2313
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

Yes [ x ] No [   ]

The number of common equity shares outstanding as of December 31, 2009 was 15,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations - Three Months ended December 31, 2009 and 2008, and from March 26, 2007 (Inception) to December 31, 2009 (Unaudited)	3

	Consolidated Statements of Stockholders' Equity - From March 26, 2007 (Inception) to December 31, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows - Three Months ended December 31, 2009 and 2008, and from March 26, 2007 (Inception) to December 31, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Submission of Matters to a Vote of Security Holders	30

Item 5	Other Matters	30

Item 6.	Exhibits	30

SIGNATURES	31

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	December 31, 2009	September 30, 2009
		(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents		$23,696	$36,227
Account receivable		442	154
Other receivable		836	2,884
Loan receivable		-	14,049
Amount due from a director	5	13,054	7,104
Deposits	6	124,790	124,801
Inventory-resalable goods		2,177	1,585
		--------------------	-------------------
Total current assets		164,995	186,804
		--------------------	-------------------
Non-Current assets:
Property and equipment, net	7	12,927	11,960
Goodwill	12	13,902	13,902
		--------------------	-------------------
Total non-current assets		26,829	25,862
		--------------------	-------------------
Total assets:		$191,824	$212,666
		===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables	8	$208,694	$179,727
Loan payable	9	38,268	36,814
Accrued expenses		41,567	40,087
Amounts due to directors	5	29,981	26,498
		-------------------	-------------------
Total current liabilities		318,510	283,126
		-------------------	-------------------

Minority interest		(11,808)	(2,091)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized 15,228,000 (2008:13,228,000) shares issued and outstanding	4	15,228	15,228
Additional paid up capital	4	69,332	69,332
Deficit accumulated during the development stage		(197,965)	(152,009)
Comprehensive loss		(1,473)	(920)
		-------------------	-------------------
Total stockholders' deficit		(114,878)	(68,369)
		-------------------	-------------------
Total liabilities and stockholders' equity		$191,824	$212,666
		===========	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008, AND
FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

			For the Period
	For the Three	For the Three	from March 26,
	Months Ended	Months Ended	2007 (Inception)
	December 31,	December 31,	to December 31,
	2009	2008	2009
	---------------------	---------------------	---------------------

Net Revenues	$550	$5,886	$31,335
Cost of Revenues	320	2,833	15,731
	---------------------	---------------------	---------------------
Gross Profits	230	3,053	15,604

Other General and Administrative Expenses	55,318	5,667	232,880
	---------------------	---------------------	---------------------
Loss from Operations	(55,088)	(2,614)	(217,276)

Other Income /( Expenses)
Interest income	141	-	1,196
Interest expenses	(726)	-	(1,577)
	---------------------	---------------------	---------------------
Net loss before minority interest	(55,673)	(2,614)	(217,657)
Minority interest	9,717	-	19,692
	---------------------	---------------------	---------------------
Net Loss	(45,956)	(2,614)	(197,965)
Other comprehensive loss
Foreign currency translation loss	(553)	-	(1,473)
	---------------------	---------------------	---------------------
Comprehensive Loss	$(46,509)	$(2,614)	$(199,438)
	============	============	============

Weighted Average Basic and Diluted Shares Outstanding	15,228,000	13,228,000	13,404,684
	============	============	============

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	============	============	============
*Basic and diluted weighted average number of shares is the same since the Company has no dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
					Deficit
					accumulated
	Common stock		Additional		during the		Total
	-----------------------------		paid-in	Comprehensive	development		stockholders'
	Shares	Amount	capital	Loss	Stage		equity/(deficit)
	----------	-----------	-----------	---------------------	------------		-------------

Balance at March 26, 2007(inception)	-	$-	$-	$-	$ -		$-

Issuance of founder shares for cash at $0.001 per share -				-		-	-
March 28, 2007	10,000,000	10,000	-	-	-		10,000

Sale of shares for cash at $0.01 per share - April, 2007	3,000,000	3,000	27,000	-	-		30,000

Net loss	-	-	-	-	(38,799)		(38,799)
	---------------	----------------	----------------	----------------	----------------		---------------

Balance at September 30, 2007	13,000,000	13,000	27,000	$-	(38,799)		1,201

Sale of shares for cash at $0.02 per share - Feb - Mar 2008	208,000	208	3,952	-	-		4,160
Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	-		400
Net loss	-	-	-	-	(49,952)		(49,952)
	---------------	----------------	----------------	----------------	----------------		---------------

Balance at September 30, 2008	13,228,000	13,208	31,352	-	(88,751)		(44,191)

Issuance of shares for acquisition of subsidiary	2,000,000	2,000	38,000	-	-		40,000
Comprehensive loss	-	-	-	(920)	-		(920)

Reclassification	-	20	(20)	-	-		-
Net loss	-	-	-	-	(63,258)		(63,258)
	---------------	----------------	----------------	----------------	----------------		---------------

Balance at September 30, 2009	15,228,000	15,228	69,332	(920)	(152,009)		(68,369)
Comprehensive loss	-	-	-	(553)	-		(553)
Net loss	-	-	-	-	(45,956)		(45,956)
	---------------	----------------	----------------	----------------	----------------		---------------
Balance at December 31, 2009	15,228,000	$15,228	$69,332	$(1,473)	$(197,965)		$(114,878)
	=========	=========	=========	===========	=========		=========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008,
AND FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2009 TO JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Three	from March 26, 2007
	Months Ended	Months Ended	2007 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
	----------------------	----------------------	----------------------
Cash Flows from Operating Activities:
Net Loss	$(45,956)	$(2,614)	$(197,965)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation	1,269	-	2,068
Minority interest	(9,717)	-	(19,692)
Common stock issuance for services	-	-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	(288)	-	(442)
Decrease in Other Receivable	2,048	-	1,961
Decrease in Loan Receivable	14,049	-	12,822
Decrease in Deposit	11	-	495
Increase in Inventory-resalable goods	(592)	-	(1,831)
Increase In Amount Due From A Director	(5,950)	-	(13,054)
Increase in Accrued Expenses	1,480	1,100	41,169
Increase in Other Payables	28,967	-	61,454
Increase in Loan Payable	1,454	-	4,947
Increase In Amounts Due To Directors	3,483	1,500	25,538
	----------------------	----------------------	----------------------
Net Cash Used in Operating Activities	(9,742)	(14)	(82,130)
	----------------------	----------------------	----------------------
Cash Flows from Investing Activities:
Acquisition of subsidiary, net of cash	-	-	75,650
Purchase of property and equipment	(2,236)	-	(12,511)
	----------------------	----------------------	----------------------
Net Cash (Used In) / Provided by Financing Activities	(2,236)	-	63,139
	----------------------	----------------------	----------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	44,160
	----------------------	----------------------	----------------------
Net Cash Provided by Financing Activities	-	-	44,160
	----------------------	----------------------	----------------------
(Decrease)/Increase in Cash	(11,978)	(14)	25,169
Effect of exchange rate changes on cash and cash equivalent.	(553)	-	(1,473)
Cash - Beginning of Period	36,227	8,517	-
	----------------------	----------------------	----------------------
Cash - End of Period	$23,696	$8,503	$23,696
	============	============	============
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$726	$-	$1,577
	============	============	============
Income Taxes Paid	$-	$-	$-
	============	============	============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, and following the disclosures being required by Accounting Standards Codification ASC 915 "Development Stage Entity" formerly Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company ' s office is located in Guangzhou, China and Adelaide, South Australia, and its principal business is in the telecom, media and technology sector in Asia. The Company has commenced provisioning of TV programming for IPTV channel in China and of web-based telecom services, focusing on Greater China. The Company intends to focus on the telecom, media, and technology sector.

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

Since March 26, 2007 (inception) to December 31, 2009, the Company has generated revenue of $31,335 and has incurred an accumulated deficit of $197,965. As at December 31, 2009 its current liabilities exceed its current assets by $153,515. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company' s ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Principals of Consolidation

The consolidated financial statements for the three months ended December 31,, 2009 include the financial statements of the Company and its wholly owned subsidiary Lead Concept Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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
Computers	3-5 years
Furniture, fixture and equipment	3-5 years
Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 "Website Development Cost" that codified the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs." The website development costs are divided into three stage, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development, In short, website development cost for internal use should be capitalized except content input and data conversion in content development stage.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2009, the comprehensive loss was $1,473, and $nil in 2008, differences were immaterial.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (Continued)

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company's financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company's financial position or results of operations.

Recently Issued Standards

In August 2009, the FASB issued ASC Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (Continued)
Recently Issued Standards (Continued)

In September 2009, the FASB issued ASC Update ("ASU") No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (Continued)
Recently Issued Standards (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

Accounting Standards Issued But Not Yet Effective

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010,  the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (Continued)
Recently Issued Standards (Continued)
Accounting Standards Issued But Not Yet Effective (Continued)

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2].

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance [FIN 46(R), paragraph 1, sequence 55.2.1].

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2].
c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3].

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company's financial statements.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK

As of December 31, 2009, the Company has 75,000,000 shares authorized and 15,228,000 shares issued and outstanding. The Company issued 2,000,000 shares for the acquisition of China Integrated Media Corporation Limited on July 6, 2009.

5.	RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2009, and for the period from March 26, 2007 (date of inception) to December 31, 2009, the former President received $1,500 and $16,500, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
In July 2009, the Company issued 2,000,000 new shares in the Company to the current major shareholder for the acquisition of 19,200,000 shares in China Integrated Media Corporation Limited.

As of December 31, 2009 and September 30, 2009, the amounts due to directors were $29,981 and $26,498, respectively. The amounts due to directors are unsecured, non-interest bearing and payable on demand.

As of December 31, 2009 and September 30, 2009, the amount due from a director was $13,054 and $7,104, respectively. The amount due from a director is unsecured, non-interest bearing and payable on demand.

6.	DEPOSITS

Deposits are summarized as follows:
	As of December 31, 2009	As of September 30, 2009
	-----------------------	-----------------------
	US$	US$

Rental deposits	286	284

Deposit for IPTV	124,504	124,517
	-----------------------	-----------------------

	124,790	124,801
	==============	==============

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
7.	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	As of December 31, 2009	As of September 30, 2009
	----------------------	----------------------
Cost and Acquisition during year	US$	US$

Computers	13,403	13,403
Furniture, fixture and equipment	1,434	1,434
	-----------------------	-----------------------
	14,837	14,837
Additional	2,236	1,434
Accumulated depreciation	(4,146)	(2,877)
	-----------------------	-----------------------

	12,927	11,960
	==============	==============
8.	OTHER PAYABLES
Other payables are Company expenses such as postage, sundries, etc., advanced on behalf of the Company from various parties.
9.	LOAN PAYABLE

As at December 31, 2009, the Company has an Australia Dollars A$40,000, equivalent to US$35,293 (2008: $nil), outstanding unsecured loan payable to Intek Solutions Pty. Ltd., a related company of which Mr Con Unerkov, director of the Company, is also director, with annual interest rate of 8%. This loan is due on March 18, 2010. The Company recorded accrued interest of $2,975 for the period ended December 31, 2009 (2008: $nil).

10.	COMMITMENT AND CONTINGENCY

The Company has entered into two agreements for exclusive program production right acquisition from Sichuan Jin Peng Jin Ding Media Limited and for program production service from Hunan Education Television Station expiring March, 2019 and May, 2012 respectively. Total deposit paid as at December 31, 2009 and September 30, 2009 amounted to $124,504 and $124,517 respectively (NOTE 6).

The Company's commitments for minimum payments under these contracts for the next five years and thereafter are as follows:

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCY (continued)
Year ending September 30,
2010	$42,483
2011	13,184
2012	13,184
2013	13,184
2014	13,184
Thereafter	65,923
-------------
$161,142
============
11.	INCOME TAXES

No provision was made for income tax for the period from March 26, 2007 (Inception) to December 31, 2009 as the Company and its subsidiary had operating losses. In the period ended December 31, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $111,757 and $86,208, respectively. Total net operating losses carried forward at December 31, 2009, (i) for Federal and State purposes were $111,757 and $111,757, respectively and (ii) for its entities outside of the United States were $86,208 for the period ended December 31, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2009 was approximately $36,401 of which $16,764 was for US federal income tax, $3,468 was for Hong Kong income tax, $11,100 was for China income tax and $5,069 was for Australia income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong, China, Australia statutory rate and the Group's provision for income taxes is as follows:
December 31, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
----------------------
Provision for income tax	-
==============
Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
----------------------
Provision for income tax	-
==============
China statutory rate	25%
Valuation allowance - China Rate	(25%)
----------------------
Provision for income tax	-
==============

Australia statutory rate	30%
Valuation allowance - Australia Rate	(30%)
----------------------
Provision for income tax	-
==============

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED)
12.	BUSINESS COMBINATION

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
Business Combination
The purchase transaction details are as follows:
Purchase price	$40,000
Cash	75,650
Current assets	141,250
Current liabilities	(185,402)
Property, plant and equipment	2,484
Minority interests	(7,884)
----------------------
Goodwill	$13,902
==============
Proforma financials

The accompanying pro forma condensed consolidated financial statements are provided for informational purposes only.  The pro forma consolidated balance sheets and pro forma consolidated statements of operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on June 30, nor does it purport to present the operating results that would be achieved for future periods.

The unaudited pro-forma consolidated financial statements reflect financial information which gives pro-forma effect to the acquisition of 19,200,000 shares of CIMC in exchange for 2,000,000 shares of common stock of the Company.

The acquisition is to be recorded as a purchase acquisition. The pro forma consolidated balance sheets included herein reflects the use of the purchase method of accounting for the above transaction.
Unaudited Pro Forma Consolidated Balance Sheets

The acquisition was completed on July 6, 2009 and has been accounted for in the consolidated balance sheet presented in the pro-forma condensed consolidated balance sheets as at June 30, 2009.

Unaudited Pro Forma Consolidated Statements of Operations

The pro-forma consolidated statements of operations give effect to the above transaction as if it occurred on the earliest date of the period presented, i.e., September 30, 2010.

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED)
12.	BUSINESS COMBINBATION (CONTINUED)

CHINA DIGITAL VENTURES CORPORATION
UNAUDITED PRO-FORMA
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009

$

ASSETS
Current assets
Cash and cash equivalents	83,407
Accounts receivable	2,056
Loan receivable	12,822
Amount due from a director	4,089
Deposits and other receivables	81,103
Inventory - resalable goods	346
----------------------
Total current assets	183,823
Non-Current assets:
Property and equipment, net	2,484
Goodwill	11,760
----------------------
Total non-current assets	14,244
----------------------
Total assets	198,067
===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other payable	155,756
Loan payable	33,321
Accrued expenses	39,640
Amounts due to directors	29,264
----------------------
Total current liabilities	257,981
----------------------
Minority interest	(4,357)
===============
Stockholders' equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding at June 30, 2009	15,228
Additional paid up capital	69,332
Accumulated deficit during the development stage	(140,117)
----------------------
Total stockholders' deficit	(55,557)
----------------------
Total liabilities and stockholders' equity	198,067
===============

CHINA DIGITAL VENTURES CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED)
12.	BUSINESS COMBINATION (CONTINUED)

CHINA DIGITAL VENTURES CORPORATION
UNAUDITED PRO-FORMA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2009

Proforma
consolidated
----------------
US$

Net revenue	17,893
Cost of revenue	8,532
----------------
Gross profit	9,361
Other general and administrative expenses:	69,990
----------------
Loss from operations before other expense	(60,629)

Other expenses
Interest expenses	836
----------------
Net loss before minority interests	(61,465)

Minority interests	(10,099)
----------------
Net loss	(51,366)
==========
Other Comprehensive Income
Foreign currency translation gain	0

Comprehensive loss	(52,367)

Basic and diluted loss per common share	(0.02)
==========
Basic and diluted weighted average number of common share	15,228,000
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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended December 31, 2009.

Overview
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

The Company has 2 main subsidiary companies being:
*	China Integrated Media Corporation Limited ("CIMC") - Responsible for the management of the groups "Television" and "Brand Distribution" assets / operations; and;
*	Lead Concept Limited ("LCL") - Responsible for the management of the groups "Telecommunication" assets / operations.
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

China Integrated Media Corporation Limited ("CIMC")

CIMC was incorporated in August 2008 as a public company in South Australia and has offices in Australia, China and Hong Kong. Whilst CIMC focuses on activities throughout the Asian region, its main focus is that of the emerging China market with a focus in "Television" and "Brand Management".

CIMC is currently in the process of looking at possible fund raising opportunities through an Initial Public Offering on the Australian Stock Exchange ("ASX"). CIMC is currently creating a funding strategy and we anticipate that we will be able to commence the implementation of this strategy prior to the end of the 2nd quarter of the 2010 calendar year.

CIMC is also looking to strengthen its operations through synergistic acquisitions and is currently in early stage discussions with a couple potential candidates.
Television

CIMC through a subsidiary company has obtained the rights to manage the operation and content provisioning for the "Education", "Sports" and "Home Shopping" on Pay TV Channels from the China Radio International ("CRI") IPTV Nationwide license. Broadcasting for the "Educational" channel commenced in September 2009with 16 hours each day. The "Home Shopping" Channel is expected to commence broadcasting in the 1st quarter of the 2010 calendar year with the "Sports" channel expected to commence broadcasting in the 3rd quarter of the 2010 calendar year.

Brand Management

CIMC through a subsidiary company has entered into an agreement with a major brand name representative for the sale and distribution of branded multi-media products originated from Australia and New Zealand. CIMC is currently in discussions with a number of potential resellers and also distribution houses and expects to commence the rollout of these channels towards the end of the 1st quarter of the 2010 calendar year.

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

The Company anticipates materializing a direct marketing and sales strategy on the development of a network of resellers and independent sales representatives. Some other strategies include but are not limited to:

*	Distinctive Telecom Service offerings;
*	Tiered costing models based on volume and purchase frequency; and
*	Prizes, additional compensation and other incentive programs for top resellers'sales people.

The Company also anticipates listing its website with search engines (target lists) in order to promote its site to individuals and business that may become potential customers for the Company as well as to individuals whom may be interested in becoming an affiliate sales representative for CDVC.

During the period under review, the Company has temporary suspended the business of VOIP numbers and services to its customers in China and Hong Kong owing to business and regulatory review. The Company is focusing on selling China national access number "400" with limited success. The Company will continue to sell its VOIP services and the web based services in Hong Kong. The management is exploring other telecom related and VOIP services in China and Asia in the upcoming quarter.

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

The Company focuses its Television interest in the following areas:
*	"TV Channels" - responsible for managing the group's current TV operations and to pursue new opportunities in the areas of Internet Protocol Television, Satellite TV, Video on Demand and Mobile TV;
*	"Advertising" - responsible for pursuing TV Advertising to service our own TV channels / operations and the buying and selling of airtime for other TV channels; and
*

"Content Provisioning" - responsible for production of our own content that will be made available to service our own TV channels / operations, sales of our production content to other TV channels / operations in China and abroad and partner with existing content houses to service our own TV channels / operations.

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

General

As CDVC is developing its business, it will likely incur losses. Management plans on funding these losses by revenues generated through its proposed website. If CDVC is unable to satisfy its capital requirements through its revenue or if the Company is unable to raise additional capital through the sale of its common stock, it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Results of Operations
FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO DECEMBER 31, 2009.
REVENUES

The Company has realized revenue of $550 for the three months period ended December 31, 2009. The Company incurred a cost of revenue of $320, achieving a gross profit of $230 for the three months period ended December 31, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $5,886 for the three months period ended December 31, 2008. The Company incurred a cost of revenue of $2,833, achieving a gross profit of $3,053 for the three months period ended December 31, 2008. We hope to generate additional revenue when we receive more contracts or develop other projects.

For the period from March 26, 2007 (date of inception) to December 31, 2009, the Company realized revenue of $31,335, incurred a cost of revenue of $15,731 and achieved a gross profit of $15,604.

OPERATING EXPENSES

For the three months period ended December 31, 2009, our gross profit was $230 and our total operating expenses were $55,318, all of which were selling, general and administrative expenses. We also had $726 in interest expenses, $141 in interest income and loss attributable to minority interest of $9,717. Our net loss to our shareholders for the three months period ended December 31, 2009 was $45,956.

For the three months period ended December 31, 2008, our gross profit was $3,053 and our total operating expenses were $5,667, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months period ended December 31, 2008 was $2,614.

For the period from March 26, 2007 (date of inception) to December 31, 2009, the accumulated gross profit was $15,604, the total operating expenses was $232,880 which was all selling, general and administrative expenses and had $1,577 in interest expenses, $1,196 in interest income and loss attributable to minority interest of $19,692 and resulting in an accumulated net loss to our shareholders of $197,965

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2009, we had $23,696 in cash. We expect to incur a minimum of $360,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development and $30,000 in other marketing expenses, $250,000 for the television content provisioning business and the rolling out of the Home Shopping and Sports Channels in China, and $50,000 for the brand distribution business. Additionally, $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses. .

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $45,956 for the three months ended December 31, 2009 and an accumulated net loss of $197,965 for the period from March 26, 2007 (inception) to December 31, 2009. These factors raise substantial doubt about the Company ' s ability to continue as a going concern. The Company ' s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.
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
Dated: February 18, 2010
CHINA DIGITAL VENTURES CORPORATION

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	Chief Executive Officer

By:	/s/ Bing He
Name:	Bing He
Title:	Chief Financial Officer

EXHIBIT 31.1 Certification of Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Con Unerkov, certify that:
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
Dated: February 18, 2010 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

EXHIBIT 31.2 Certification of Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Bing He, certify that:
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
Dated: February 18, 2010 /s/ Bing He Bing He (Chief Financial Officer)

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending December 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: February 18, 2010 /s/ Con Unerkov Con Unerkov (Chief Executive Officer)

EXHIBIT 32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bing He, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: February 18, 2010 /s/ Bing He Bing He (Chief Financial Officer)