Form 10-Q
period 2010-03-31
CHINA DIGITAL VENTURES CORP
filed 2010-05-19
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [   ]

CHINA DIGITAL VENTURES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Unit 603, 6/F., Malaysia Building 50 Gloucester Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+011 (852) 6343-7704
(Registrant's Telephone Number, Including Area Code)
Not Applicable

(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer, " " accelerated filer " and " small reporting company " in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer [   ] Non-Accelerated Filer [   ]    Smaller Reporting Company [ x ]

SEC 1296 (03-10)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ] No [ ]

The number of common equity shares outstanding as of April 30, 2010 was 15,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - March 31, 2010 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Six Months ended March 31, 2010 and 2009 and from March 26, 2007 (Inception) to March 31, 2010 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity / (Deficit) - From March 26, 2007 (Inception) to March 31, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows - Six Months ended March 31, 2010 and 2009 and from March 26, 2007 (Inception) to March 31, 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements	7-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-24
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	(Removed and Reserved)	26
Item 5	Other Information	26
Item 6.	Exhibits	26
SIGNATURES	27

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	March 31, 2010	September 30, 2009
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets:
Cash and cash equivalents		17,932	36,227
Account receivable		859	154
Other receivable		1,487	2,884
Loan receivable		-	14,049
Amount due from a director	5	18,582	7,104
Deposits	6	124,807	124,801
Inventory-resalable goods		2,157	1,585
		--------------------	-------------------
Total current assets		165,824	186,804
		--------------------	-------------------
Non-Current assets:
Property and equipment, net	7	12,081	11,960
Goodwill		13,902	13,902
		--------------------	-------------------
Total non-current assets		25,983	25,862
		--------------------	-------------------
Total assets:		191,087	212,666
		===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables	8	226,425	179,727
Loan payable		38,339	36,814
Amount due to held for sale subsidiary		18,138	-
Accrued expenses		31,396	40,087
Amounts due to directors	5	31,480	26,498
		-------------------	-------------------
Total current liabilities		345,778	283,126
		-------------------	-------------------

Minority interest		(16,546)	(2,091)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized 15,228,000 (2009: 15,228,000) shares issued and outstanding	4	15,228	15,228
Additional paid up capital	4	69,332	69,332
Deficit accumulated during the development stage		(220,913)	(152,009)
Comprehensive loss		(1,072)	(920)
		-------------------	-------------------
Total stockholders' deficit		(137,425)	(68,369)
		-------------------	-------------------
Total liabilities and stockholders' equity		191,807	212,666
		===========	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
					For the Period
	For the Three	For the Three	For the Six	For the Six	from March 26,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2010	2009	2010	2009	2010
	US$	US$	US$	US$	US$
	-----------------	-----------------	-----------------	-----------------	------------------

Net Revenues	577	6,178	1,127	12,064	31,912
Cost of Revenues	-	2,899	320	5,732	15,731
	-----------------	-----------------	-----------------	-----------------	------------------
Gross Profits	577	3,279	807	6,332	16,181

Other General and Administrative Expenses	27,788	11,071	83,106	16,738	260,668
	-----------------	-----------------	------------------	------------------	------------------
Loss from Operations	(27,211)	(7,792)	(82,299)	(10,406)	(244,487)

Other Income /(Expenses)

Interests income	-	-	141	-	1,196
Interests expenses	(475)	(54)	(1,201)	(54)	(2,052)
	-----------------	-----------------	------------------	------------------	------------------
Net Loss before minority interest	(27,686)	(7,846)	(83,359)	(10,460)	(245,343)
Minority interest	4,738	-	14,455	-	24,430
	-----------------	-----------------	------------------	------------------	------------------
Net Loss	(22,948)	(7,846)	(68,904)	(10,460)	(220,913)
Other comprehensive loss
Foreign currency translation gain / (loss)	401	-	(152)	-	(1,072)
	-----------------	-----------------	------------------	------------------	------------------
Comprehensive Loss	(22,547)	(7,846)	(69,056)	(10,460)	(221,985)
	==========	==========	==========	==========	==========

Weighted Average Basic and Diluted Shares Outstanding	15,228,000	13,228,000	15,228,000	13,228,000	13,553,729
	==========	==========	==========	==========	=========

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	==========	=========	===========	=========	=========

*Basic and diluted weighted average number of shares is the same since the Company has no dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
					Deficit
					accumulated
	Common stock		Additional		during the	Total
	-----------------------------		paid-in	Comprehensive	development	stockholders'
	Shares	Amount	capital	Loss	Stage	equity/(deficit)
		US$	US$	US$	US$	US$
	----------	-----------	-----------	---------------------	------------	-------------

Balance at March 26, 2007(inception)	-	-	-	-	-	-

Issuance of founder shares for cash at $0.001 per share -				-		-
March 28, 2007	10,000,000	10,000	-	-	-	10,000

Sale of shares for cash at $0.01 per share - April, 2007	3,000,000	3,000	27,000	-	-	30,000

Net loss	-	-	-	-	(38,799)	(38,799)
	---------------	---------------	-------------	-------------------	---------------	--------------

Balance at September 30, 2007	13,000,000	13,000	27,000	-	(38,799)	1,201

Sale of shares for cash at $0.02 per share - Feb - Mar 2008	208,000	208	3,952	-	-	4,160
Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	-	400
Net loss	-	-	-	-	(49,952)	(49,952)
	---------------	----------------	--------------	------------------	----------------	---------------

Balance at September 30, 2008	13,228,000	13,208	31,352	-	(88,751)	(44,191)

Issuance of shares for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	40,000
Comprehensive loss	-	-	-	(920)	-	(920)

Reclassification	-	20	(20)	-	-	-
Net loss	-	-	-	-	(63,258)	(63,258)
	---------------	----------------	--------------	-------------------	----------------	---------------

Balance at September 30, 2009	15,228,000	15,228	69,332	(920)	(152,009)	(68,369)
Comprehensive loss	-	-	-	(152)	-	(152)
Net loss		-	-	-	(68,904)	(68,904)
	---------------	----------------	--------------	--------------------	----------------	---------------
Balance at March 31, 2010	15,228,000	15,228	69,332	(1,072)	(220,913)	(137,425)
	=========	=========	=========	============	=========	=========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Six	For the Six	from March 26, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
	US$	US$	US$
	-----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	(68,904)	(10,460)	(220,913)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation	2,115	-	2,914
Minority interest	(14,455)	-	(24,430)
Common stock issuance for services	-	-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	(705)	(2,158)	(859)
Decrease in Other Receivable	1,397	-	1,881
Decrease in Loan Receivables	14,049	-	12,822
Increase in Deposits	(6)	-	(93)
Increase in Inventory - resalable goods	(572)	-	(1,811)
Increase in Amount due from director	(11,478)	-	(18,582)
(Decrease) / Increase in Accrued Expenses	(8,691)	2,054	30,998
Increase in Other Payable	46,698	3,100	79,185
Increase in Loan Payable	1,525	-	5,018
Increase in Amount due to a subsidiary	18,138	-	18,138
Increase in Due to director	4,982	3,673	27,037
	-----------------------	-----------------------	-----------------------
Net Cash Used in Operating Activities	(15,907)	(3,791)	(88,295)
	-----------------------	-----------------------	-----------------------
Cash Flows from Investing Activities:
Disposal of subsidiary, net of cash	-	-	75,650
Purchase of property and equipment	(2,236)	-	(12,511)
	-----------------------	-----------------------	-----------------------
Cash Flows from Financing Activities:	(2,236,)	-	63,139
Proceeds from Sale of Common Stock	-	-	44,160
	-----------------------	-----------------------	-----------------------
Net Cash Provided by Financing Activities	-	-	44,160
	-----------------------	-----------------------	-----------------------
(Decrease)/Increase in Cash	(18,143)	(3,791)	19,004
Effect of exchange rate changes on cash and cash equivalent	(152)	-	(1,072)19,004
Cash - Beginning of Period	36,227	8,517	-
	-----------------------	-----------------------	-----------------------
Cash - End of Period	17,932	4,726	17,932
	=============	=============	=============

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	1,201	54	2,052
	=============	=============	=============
Income Taxes Paid	-	-	-
	=============	=============	=============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, and following the disclosures being required by Accounting Standards Codification ASC 915 "Development Stage Entity" formerly Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company ' s office is located in Hong Kong and its principal business as at the date hereof is in the business web-based telecom business. During the period under review, the Company decided to divest from its investment in IPTV business as it was not able to raise the necessary funding. On April 30, 2010, the Company entered into a contract and disposed its investment in IPTV business (refer to note 10).

The Company has recorded modest revenue from its web-based telecom business during the fiscal period under review. The Company has an operational office in China, and a correspondence address in Hong Kong.

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

Since March 26, 2007 (inception) to March 31, 2010, the Company has generated revenue of $31,912 and has incurred an accumulated deficit of $220,913. As at March 31, 2010 its current liabilities exceed its current assets by $179,954. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company' s ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Principals of Consolidation

The consolidated financial statements for the three months and six months ended March 31, 2010 include the financial statements of the Company and its wholly owned subsidiary Lead Concept Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively. During the period under review, in February 2010, the Company deconsolidated its subsidiary China Integrated Media Group Corporation as the Company intended to dispose of the subsidiary as it required to raise funds. This subsidiary was disposed of in April 2010.

All significant inter-company transactions and balances have been eliminated on consolidation.
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2010, the comprehensive loss was $1,072, ($nil in 2008).

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives should be evaluated for bifurcation and separate accounting. The Company does not expect that the implementation of this new accounting guidance will have a material effect on its financial position or results of operations.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

4.	COMMON STOCK

As of March 31, 2010, the Company has 75,000,000 shares authorized and 15,228,000 shares issued and outstanding. The Company did not issue any shares during the three months period and six months period ended March 31, 2010.

5.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, and for the period from March 26, 2007 (date of inception) to March 31, 2010, the former President received $1,500 and $18,000, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
In July 2009, the Company issued 2,000,000 new shares in the Company to the current major shareholder for the acquisition of 19,200,000 shares in China Integrated Media Corporation Limited.

As of March 31, 2010 and September 30, 2009, the amounts due to directors were $31,480 and $26,498, respectively. The amounts due to directors are unsecured, non-interest bearing and payable on demand.

As of March 31, 2010 and September 30, 2009, the amount due from a director was $18,582 and $7,104, respectively. The amount due from a director is unsecured, non-interest bearing and payable on demand.

6.	DEPOSITS
Deposits are summarized as follows:
	As of March 31, 2010	As of September 30, 2009
	-----------------------	-----------------------
	US$	US$

Rental deposits	285	284

Deposit for IPTV	124,522	124,517
	-----------------------	-----------------------

	124,807	124,801
	==============	==============

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

7.	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	As of March 31, 2010	As of September 30, 2009
	----------------------	----------------------
Cost and Acquisition during year	US$	US$

Computers	13,403	13,403
Furniture, fixture and equipment	1,434	1,434
	-----------------------	-----------------------
	14,837	14,837
Additional	2,236	1,434
Accumulated depreciation	(4,992)	(2,877)
	-----------------------	-----------------------

	12,081	11,960
	==============	==============
8.	OTHER PAYABLES
Other payables are Company expenses such as postage, sundries, etc., advanced on behalf of the Company from various parties.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

9.	INCOME TAXES

No provision was made for income tax for the period from March 26, 2007 (Inception) to March 31, 2010 as the Company and its subsidiary had operating losses. In the period ended March 31, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $113,801 and $107,112, respectively. Total net operating losses carried forward at March 31, 2010, (i) for Federal and State purposes were $113,801 and $113,801, respectively and (ii) for its entities outside of the United States were $107,112 for the period ended March 31, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March31, 2010 was approximately $41,348 of which $17,070 was for US federal income tax, $4,328 was for Hong Kong income tax, $14,590 was for China income tax and $5,360 was for Australia income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong, China, Australia statutory rate and the Group's provision for income taxes is as follows:
March 31, 2010
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
----------------------
Provision for income tax	-
==================

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
----------------------
Provision for income tax	-
==================

China statutory rate	25%
Valuation allowance - China Rate	(25%)
----------------------
Provision for income tax	-
==================

Australia statutory rate	30%
Valuation allowance - Australia Rate	(30%)
----------------------
Provision for income tax	-
==================
10.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date on April 30, 2010, the Company disposed of its subsidiary China Integrated Media Corporation Limited, an Australian public company for US$50,000. The Company realized a profit of US$10,000 from the sale of this investment. After the disposal, the Company's only business is in the provision of VOIP Telecom services.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Overview
General

CDVC was incorporated in the United States on March 26, 2007 and has commenced revenue-generating operations. The Company was initially formed with a focus on the telecommunications sector providing web-based telecom services in China.

In May 2009, CDVC entered a sale and purchase agreement to acquire approximately the then 79.1% interests in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia.

In February 2010, the Company decided to divest from its investment in CIMC due to its inability to raise the capital necessary to pursue this investment and also internal liquidity concerns. On April 30, 2010 the Company disposed this investment for US$50,000 which realized an income of US$10,000. The proceeds from the disposal would be used to pay off debts in the Company.

After the disposal of CIMC, CDV refocuses in its web-based VoIP telecom business, and at the same time, also seeks synergistic projects to enhance the operations of the Company and shareholder returns. The Company's correspondence address in Hong Kong is Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. The telephone number of our principal executive office in the USA is 1 360 215 1755 and the email contact is at ir@cdvv.net

Overview Telecom Market

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

Telecom Services

CDVC intends to be an emerging provider of advanced communications services utilizing the Voice Over Internet Protocol (VOIP) technology. Internet protocol telephony is the real time transmission of voice communications in the form of digitalized packets of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. VoIP services are expected to allow consumers and businesses to communicate in the future at dramatically reduced costs compared to traditional telephony networks.

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

Results of Operations
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO MARCH 31, 2010.
REVENUES

The Company has realized revenue of $577 for the three months period ended March 31, 2010. The Company incurred a cost of revenue of $nil, achieving a gross profit of $577 for the three months period ended March 31, 2010. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $6,178 for the three months period ended March 31, 2009. The Company incurred a cost of revenue of $2,899, achieving a gross profit of $3,279 for the three months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $1,127 for the six months period ended March 31, 2010. The Company incurred a cost of revenue of $320, achieving a gross profit of $807 for the six months period ended March 31, 2010. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $12,064 for the six months period ended March 31, 2009. The Company incurred a cost of revenue of $5,732, achieving a gross profit of $6,332 for the six months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

For the period from March 26, 2007 (date of inception) to March 31, 2010, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181.

OPERATING EXPENSES

For the three months period ended March 31, 2010, our gross profit was $577 and our total operating expenses were $27,788, all of which were selling, general and administrative expenses. We also had $475 in interest expenses and loss attributable to minority interest of $4,738. Our net loss to our shareholders for the three months period ended March 31, 2010 was $22,948.

For the three months period ended March 31, 2009, our gross profit was $3,279 and our total operating expenses were $11,071, all of which were selling, general and administrative expenses. We also had $54 in interest expenses. Our net loss to our shareholders for the three months period ended March 31, 2009 was $7,846.

For the six months period ended March 31, 2010, our gross profit was $807 and our total operating expenses were $83,106, all of which were selling, general and administrative expenses. We also had $1,201 in interest expenses, $141 in interest income and loss attributable to minority interest of $14,455. Our net loss to our shareholders for the six months period ended March 31, 2010 was $68,904.

For the six months period ended March 31, 2009, our gross profit was $6,332 and our total operating expenses were $16,738, all of which were selling, general and administrative expenses. We also had $54 in interest expenses. Our net loss to our shareholders for the six months period ended March 31, 2009 was $10,460.

For the period from March 26, 2007 (date of inception) to March 31, 2010, the accumulated gross profit was $16,181, the total operating expenses was $260,668 which was all selling, general and administrative expenses and had $2,052 in interest expenses, $1,196 in interest income and loss attributable to minority interest of $24,430 and resulting in an accumulated net loss to our shareholders of $220,913.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of March 31, 2010, we had $17,932 in cash. We expect to incur a minimum of $60,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development and $30,000 in other marketing expenses. Additionally, $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses. .

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $22,948 for the three months ended March 31, 2010 and an accumulated net loss of $220,913 for the period from March 26, 2007 (inception) to March 31, 2010. These factors raise substantial doubt about the Company ' s ability to continue as a going concern. The Company ' s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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

Item 1A. Risk Factors
Smaller reporting companies are not required to provide the information required by this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).

Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)
10.1	A letter agreement for the loan advance dated September 30, 2009 (2)

31.1	Rule 13a-14(a)/15d14(a) Certification of CEO (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of CFO (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)
32.2	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 16, 2007.
2	Incorporated by reference to our Amendment no.1 to Form 10K/A filed with the SEC on October 15, 2009.

SIGNATURES
Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 19, 2010

CHINA DIGITAL VENTURES CORPORATION

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	President and Director
(Principal Executive Officer

By:	/s/ Bing He
Name:	Bing He
Title:	Treasurer and Director
(Principal Financial and
Accounting Officer)