Form 10-Q
period 2010-06-30
CHINA DIGITAL VENTURES CORP
filed 2010-08-13
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Yes [ ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer, " " accelerated filer " and "small reporting company " in Rule 12b-2 of the Exchange Act.

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
Yes [ x ] No [ ]
The number of common equity shares outstanding as of June 30, 2010 was 15,228,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - June 30, 2010 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Nine Months ended June 30, 2010 and 2009 and from March 26, 2007 (Inception) to June 30, 2010 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity / (Deficit) - From March 26, 2007 (Inception) to June 30, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows - Nine Months ended June 30, 2010 and 2009 and from March 26, 2007 (Inception) to June 30, 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements	7-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-25
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults Upon Senior Securities	27
Item 4	(Removed and Reserved)	27
Item 5	Other Information	27
Item 6.	Exhibits	27
SIGNATURES	28

PART I - FINANCIAL INFORMATION

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	June 30, 2010	September 30, 2009
		(Unaudited)	(Audited)
		US$	US$
ASSETS

Current assets:
Cash and cash equivalents		-	36,227
Account receivable		-	154
Other receivable		-	2,884
Loan receivable		-	14,049
Amount due from a director	5	-	7,104
Deposits	6	-	124,801
Inventory-resalable goods		-	1,585
		--------------------	-------------------
Total current assets		-	186,804
		--------------------	-------------------
Non-Current assets:
Property and equipment, net	7	-	11,960
Goodwill		-	13,902
		--------------------	-------------------
Total non-current assets		-	25,862
		--------------------	-------------------
Total assets:		-	212,666
		===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables	8	-	179,727
Loan payable		-	36,814
Amount due to shareholder		19,103	-
Accrued expenses		-	40,087
Amounts due to directors	5	-	26,498
		-------------------	-------------------
Total current liabilities		19,103	283,126
		-------------------	-------------------

Minority interest		-	(2,091)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized 15,228,000 (2009: 15,228,000) shares issued and outstanding	4	15,228	15,228
Additional paid up capital	4	69,332	69,332
Deficit accumulated during the development stage		(103,663)	(152,009)
Comprehensive loss		-	(920)
		-------------------	-------------------
Total stockholders' deficit		(19,103)	(68,369)
		-------------------	-------------------
Total liabilities and stockholders' equity		-	212,666
		===========	===========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from March 26,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2010	2009	2010	2009	2010
	US$	US$	US$	US$	US$
	-----------------	-----------------	-----------------	-----------------	------------------

Net Revenues	-	5,829	1,127	17,893	31,912
Cost of Revenues	-	2,800	320	8,532	15,731
	-----------------	-----------------	-----------------	-----------------	------------------
Gross Profits	-	3,029	807	9,361	16,181

Other General and Administrative Expenses	1,853	10,475	84,959	27,213	262,521
	-----------------	-----------------	------------------	------------------	------------------
Loss from Operations	(1,853)	(7,446)	(84,152)	(17,852)	(246,340)

Other Income /(Expenses)
Gain on disposal of subsidiaries	118,193	-	118,193	-	118,193

Exchange gain	1,028	-	1,028	-	1,028
Interests income	-	-	141	-	1,196
Interests expenses	(118)	(28)	(1,319)	(82)	(2,170)
	-----------------	-----------------	------------------	------------------	------------------
Net Profit / (Loss) before minority interest	117,250	(7,474)	33,891	(17,934)	(128,093)
Minority interest	-	-	14,455	-	24,430
	-----------------	-----------------	------------------	------------------	------------------
Net Profit / (Loss)	117,250	(7,474)	48,346	(17,934)	(103,663)
Other comprehensive loss
Foreign currency translation gain / (loss)	1,072	-	920	-	-
	-----------------	-----------------	------------------	------------------	------------------
Comprehensive Loss	118,322	(7,474)	49,266	(17,934)	(103,663)
	==========	==========	==========	==========	==========

Weighted Average Basic and Diluted Shares Outstanding	15,228,000	13,228,000	15,228,000	13,228,000	13,681,547
	==========	==========	==========	==========	=========

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	==========	=========	===========	==========	=========

*Basic and diluted weighted average number of shares is the same since the Company has no dilutive securities

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
					Deficit
					accumulated
	Common stock		Additional		during the	Total
	-----------------------------		paid-in	Comprehensive	development	stockholders'
	Shares	Amount	capital	Loss	Stage	equity/(deficit)
		US$	US$	US$	US$	US$
	----------	-----------	-----------	----------------------	------------	-------------

Balance at March 26, 2007(inception)	-	-	-	-	-	-

Issuance of founder shares for cash at $0.001 per share -	-	-	-	-	-	-
March 28, 2007	10,000,000	10,000	-	-	-	10,000

Sale of shares for cash at $0.01 per share - April, 2007	3,000,000	3,000	27,000	-	-	30,000

Net loss	-	-	-	-	(38,799)	(38,799)
	---------------	---------------	---------------	---------------------	---------------	--------------

Balance at September 30, 2007	13,000,000	13,000	27,000	-	(38,799)	1,201

Sale of shares for cash at $0.02 per share - Feb - Mar 2008	208,000	208	3,952	-	-	4,160
Issuance of shares for services at $0.02 per share - Jul 7, 2008	20,000	-	400	-	-	400
Net loss	-	-	-	-	(49,952)	(49,952)
	---------------	----------------	----------------	--------------------	----------------	---------------

Balance at September 30, 2008	13,228,000	13,208	31,352	-	(88,751)	(44,191)

Issuance of shares for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	40,000
Comprehensive loss	-	-	-	(920)	-	(920)

Reclassification	-	20	(20)	-	-	-
Net loss	-	-	-	-	(63,258)	(63,258)
	---------------	----------------	----------------	----------------------	----------------	---------------

Balance at September 30, 2009	15,228,000	15,228	69,332	(920)	(152,009)	(68,369)
Comprehensive loss	-	-	-	920	-	920
Net profit	-	-	-	-	48,346	48,346
	---------------	----------------	----------------	----------------------	----------------	---------------
Balance at June 30, 2010	15,228,000	15,228	69,332	-	(103,663)	(19,103)
	=========	=========	=========	============	=========	=========

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Nine	For the Nine	from March 26, 2007
	Months Ended	Months Ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
	US$	US$	US$
	-----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	48,346	(17,934)	(103,663)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation	2,115	-	2,914
Minority interest	(14,455)	-	(24,430)
Gain on disposal of subsidiaries	(118,193)	-	(118,193)
Common stock issuance for services	-	-	400
Changes in Assets and Liabilities:
Increase in Account Receivable	(705)	(2,056)	(859)
Decrease / (Increase) in Other Receivable	1,328	(641)	1,812
Decrease in Loan Receivables	14,049	-	12,822
Increase in Deposits	(5,784)	-	(5,871)
Increase in Inventory - resalable goods	(658)	-	(1,897)
Increase in Amount due from director	(12,339)	-	(19,443)
(Decrease) / Increase in Accrued Expenses	(39,729)	6,182	(40)
Increase in Other Payable	50,254	8,516	82,741
Increase in Loan Payable	3,300	-	6,793
Increase in Amount due to shareholder	19,103	-	19,103
(Decrease)/Increase in Due to director	(17,375)	5,173	4,680
	-----------------------	-----------------------	-----------------------
Net Cash Used in Operating Activities	(70,743)	(760)	(143,131)
	-----------------------	-----------------------	-----------------------
Cash Flows from Investing Activities:
Disposal of subsidiary, net of cash	39,742	-	115,392
Purchase of property and equipment	(2,236)	-	(12,511)
Net Cash Provided by Investing Activities	-----------------------	-----------------------	-----------------------
	37,506,	-	102,881
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	44,160
	-----------------------	-----------------------	-----------------------
Net Cash Provided by Financing Activities		-	44,160
	-----------------------	-----------------------	-----------------------
(Decrease)/Increase in Cash	(33,237)	(760)	3,910-
Effect of exchange rate changes on cash and cash equivalent	(2,990)	-	(3,910)
Cash - Beginning of Period	36,227	8,517	-
	-----------------------	-----------------------	-----------------------
Cash - End of Period	-	7,757	-
	=============	=============	=============

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	1,319	82	2,170
	=============	=============	=============
Income Taxes Paid	-	-	-
	=============	=============	=============

See accompanying notes to the financial statements

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

China Digital Ventures Corporation (the "Company") is a Nevada corporation, incorporated on March 26, 2007. The Company is currently a development stage enterprise, and following the disclosures being required by Accounting Standards Codification ASC 915 "Development Stage Entity" formerly Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company ' s office is located in Hong Kong and the principal business of the Company was its web based telecom and IPTV businesses, both of which were disposed of during the period under review. As of the date hereof, the Company has no operations. On July 27, 2010, the Company announced in Form 8K the change of control of the Company to the new controlling shareholder, Canton Investments Limited.

The Company has recorded modest revenue from its web-based telecom business during the fiscal period under review. After the disposal of its web based telecom and IPTV businesses, the Company only has a correspondence address in Hong Kong.

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

Since March 26, 2007 (inception) to June 30, 2010, the Company has generated revenue of $31,912 and has incurred an accumulated deficit of $103,663. As at June 30, 2010 its current liabilities exceed its current assets by $19,103. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company' s ability to continue as a going concern.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Principals of Consolidation

The consolidated financial statements for the three months and nine months ended June 30, 2010 include the financial statements of the Company. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively. During the period under review, On April 30, 2010 and June 20, 2010, the Company disposed its subsidiary China Integrated Media Group Corporation and Lead Concept Limited, respectively, to raise funds.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS (CONTINUED)
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2010, the comprehensive loss was $nil, ($nil in 2009).

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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

In October 2009, the FASB issued FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements..

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification?, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK

As of June 30, 2010, the Company has 75,000,000 shares authorized and 15,228,000 shares issued and outstanding. The Company did not issue any shares during the three months period and nine months period ended June 30, 2010.

5.	RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2010, and for the period from March 26, 2007 (date of inception) to June 30, 2010, the former President received $nil and $18,000, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the Director subscribed for 8,700,000 shares in the Company at $0.001 per share for a total amount of $8,700.
In July 2009, the Company issued 2,000,000 new shares in the Company to the then current major shareholder for the acquisition of 19,200,000 shares in China Integrated Media Corporation Limited.
As of June 30, 2010 and September 30, 2009, the amounts due to directors were $nil and $26,498, respectively. The amounts due to directors are unsecured, non-interest bearing and payable on demand.
As of June 30, 2010 and September 30, 2009, the amount due from a director was $nil and $7,104, respectively. The amount due from a director is unsecured, non-interest bearing and payable on demand.
6.	DEPOSITS
Deposits are summarized as follows:
	As of June 30, 2010	As of September 30, 2009
	-----------------------	-----------------------
	US$	US$

Rental deposits	-	284

Deposit for IPTV	-	124,517
	-----------------------	-----------------------

	-	124,801
	==============	==============

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
7.	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	As of June 30, 2010	As of September 30, 2009
	----------------------	----------------------
Cost and Acquisition during period/year	US$	US$

Computers	-	13,403
Furniture, fixture and equipment	-	1,434
	-----------------------	-----------------------
	-	14,837
Additional		1,434
Accumulated depreciation	-	(2,877)
	-----------------------	-----------------------

	-	11,960
	==============	==============
8.	OTHER PAYABLES
Other payables are Company expenses such as postage, sundries, etc., advanced on behalf of the Company from various parties.
9.	DISPOSAL OF SUBSIDIARIES

On April 30, 2010, the Company disposed its subsidiary China Integrated Media Corporation Limited, an Australian public company for US$50,000. The Group realized a profit of US$92,975 from the sale of this investment. On June 20, 2010, the Company disposed of its subsidiary Lead Concept Limited, a Hong Kong corporation for HK$1.00 and the Group realized a profit of US$25,218. After the disposals and as at the date of this report, the Company had no operations.

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
10.	INCOME TAXES

No provision was made for income tax for the period from March 26, 2007 (Inception) to June 30, 2010 as the Company and its subsidiary had operating losses. In the period ended June 30, 2010, the Company and its subsidiary incurred net operating (profit) / losses for tax purposes of approximately $(2,431) and $106,094, respectively. Total net operating (profit) / losses carried forward at June 30, 2010, (i) for Federal and State purposes were $(2,431) and $(2,431), respectively and (ii) for its entities outside of the United States were $106,094 for the period ended June 30, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2010 was approximately $23,746 of which $(365) was for US federal income tax, $4,161 was for Hong Kong income tax, $14,590 was for China income tax and $5,360 was for Australia income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong, China, Australia statutory rate and the Group's provision for income taxes is as follows:
June 30, 2010
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
--------------------
Provision for income tax	-
================
Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
--------------------
Provision for income tax	-
================
China statutory rate	25%
Valuation allowance - China Rate	(25%)
--------------------
Provision for income tax	-
================
Australia statutory rate	30%
Valuation allowance - Australia Rate	(30%)
--------------------
Provision for income tax	-
================

CHINA DIGITAL VENTURES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
11.	NOTES TO THE CONSOLDIATED CASH FLOW STATEMENT
(a)	Disposal of Subsidiaries
	Disposal of China Integrated Media Corporation Ltd at April 30, 2010	Disposal of Lead Concept Ltd at June 20, 2010	Period ended October 1, 2009 to June 30, 2010
	US$	US$	US$
Net assets disposed of:
Cash	10,086	172	10,258
Accounts and other receivables	1,556	859	2,415
Due from directors, net	19,257	-	19,257
Prepayments and depsoits	130,585	-	130,585
Inventory	1,964	279	2,243
Property and Equipments	12,081	-	12,081
Goodwill	13,902	-	13,902
Other payables and accruals	(195,687)	(34,652)	(230,339)
Loan payables	(40,114)	-	(40,114)
Due to related parties	(16,033)	7,770	(8,263)
Due to directors, net	-	(674)	(674)
Minority interests	16,546	-	16,546
Translation different	2,882	1,028	3,910
	----------------------	--------------------	-------------------
Net liabilities disposed	(42,975)	(25,218)	(68,193)
Consideration - cash	50,000	-	50,000
	----------------------	--------------------	-------------------
Gain on disposal of subsidiaries	(92,975)	(25,218)	(118,193)
	=============	===========	===========

Net cash from disposal of subsidaries:
Cash outflow in subsidaries disposed:	(10,086)	(172)	(10,258)
Consideration - cash	50,000	-	50,000
	----------------------	--------------------	-------------------
	39,914	(172)	39,742
	=============	===========	===========
12.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date on July 23, 2010, the Company was notified that the major shareholder had disposed of its controlling shares to Canton Investments Limited resulting in a change of control in the Company.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

In February 2010, the Company decided to divest from its investment in CIMC due to its inability to raise the capital necessary to pursue this investment on a timely manner and concerns on its internal liquidity. On April 30, 2010 the Company disposed this investment for US$50,000 which realized an income of US$10,000 for the Company. The proceeds from the disposal was used to pay the debts in the Company.

On June 20, 2010, the Company disposed of its subsidiary company, Lead Concept Limited, which operated its web based VOIP business as the Company was no longer competitive in this market segment. After the disposal, the Company had no operations.

On July 23, 2010 the Company was notified that the controlling shareholder had disposed of its controlling shares to Canton Investments Limited resulting in a change of control. On the same date, Mr. Bing HE resigned as directors of the Company and Mr. Robert Price was appointed to the Board. The new board of Directors will seek to develop a new business plan for the Company.

The Company's correspondence address in Hong Kong is Unit 603, 6/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. The telephone number of our principal executive office in the USA is 1 360 215 1755 and the email contact is at ir@cdvv.net.

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

Telecom Services

CDVC intended to be an emerging provider of advanced communications services utilizing the Voice Over Internet Protocol (VOIP) technology. Internet protocol telephony is the real time transmission of voice communications in the form of digitalized packets of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. VoIP services are expected to allow consumers and businesses to communicate in the future at dramatically reduced costs compared to traditional telephony networks.

During the period under review, the Company had suspended the business of VOIP numbers and services to its customers in China and Hong Kong owing to business and regulatory review. The Company was focusing on selling China national access number "400" with limited success. Due to the competitive pricing in the market place, the Company was no longer operating competitively and this operation was disposed in June 2010.

IPTV Business

The Company was not able to in the near future to raise the funds timely to fulfill the investment obligations of this project. As a result the Company divested its investment and disposed of the subsidiary, China Integrated Media Corporation Limited on April 30, 2010.

General

Going forward as CDVC is developing its business, it will likely incur losses. Management plans on funding these losses by revenues generated through proposed new businesses or from borrowings or from the sale of its common stock. If CDVC is unable to satisfy its capital requirements through its revenue or if the Company is unable to raise additional capital through the sale of its common stock, it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that CDVC will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD FROM MARCH 26, 2007 (INCEPTION) TO JUNE 30, 2010.
REVENUES

The Company did not realize any revenue or incurred any costs of revenue for the three months period ended June 30, 2010.

The Company has realized revenue of $5,829 for the three months period ended June 30, 2009. The Company incurred a cost of revenue of $2,800, achieving a gross profit of $3,029 for the three months period ended June 30, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $1,127 for the nine months period ended June 30, 2010. The Company incurred a cost of revenue of $320, achieving a gross profit of $807 for the nine months period ended June 30, 2010. We hope to generate additional revenue when we receive more contracts or develop other projects.

The Company has realized revenue of $17,893 for the nine months period ended June 30, 2009. The Company incurred a cost of revenue of $8,532, achieving a gross profit of $9,361 for the nine months period ended June 30, 2009. We hope to generate additional revenue when we receive more contracts or develop other projects.

For the period from March 26, 2007 (date of inception) to June 30, 2010, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181.

OPERATING EXPENSES

For the three months period ended June 30, 2010, we did not earn any gross profits and our total operating expenses were $1,853, all of which were selling, general and administrative expenses. We also had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain and $118 in interest expenses. Our net profit to our shareholders for the three months period ended June 30, 2010 was $117,250.

For the three months period ended June 30, 2009, our gross profit was $3,029 and our total operating expenses were $10,475, all of which were selling, general and administrative expenses. We also had $28 in interest expenses. Our net loss to our shareholders for the three months period ended June 30, 2009 was $7,474.

For the nine months period ended June 30, 2010, our gross profit was $807 and our total operating expenses were $84,959, all of which were selling, general and administrative expenses. We also had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $141 in interest income and $1,319 in interest expenses, and loss attributable to minority interest of $14,455. Our net profit to our shareholders for the nine months period ended June 30, 2010 was $48,346.

For the nine months period ended June 30, 2009, our gross profit was $9,361 and our total operating expenses were $27,213, all of which were selling, general and administrative expenses. We also had $82 in interest expenses. Our net loss to our shareholders for the nine months period ended June 30, 2009 was $17,934.

For the period from March 26, 2007 (date of inception) to June 30, 2010, the accumulated gross profit was $16,181, the total operating expenses was $262,521 which was all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $2,170 in interest expenses, $1,196 in interest income and loss attributable to minority interest of $24,430 and resulting in an accumulated net loss to our shareholders of $103,663.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2010, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss from operation of $1,853 for the three months ended June 30, 2010 and an accumulated net loss of $103,663 for the period from March 26, 2007 (inception) to June 30, 2010. The Company disposed of all its business during the period under review, and has no business operation to date. These factors raise substantial doubt about the Company ' s ability to continue as a going concern. The Company ' s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.

On August 3, 2010, Ms. Ning He resigned as Director and Company Secretary of the Company, and Mr. Con Unerkov stepped down as President and CEO of the Company but remained as Director. On the same date, Mr. Robert M. Price was appointed the positions as the President, CEO, CFO, Treasurer, and Secretary of the Company.

On August 12, 2010, Mr. Con Unerkov resigned as Director and all other positions, if any, in the Company after the issuance of this report.

Item 6. Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of CEO (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 16, 2007.

SIGNATURES
Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 12, 2010
CHINA DIGITAL VENTURES CORPORATION
By:	/s/ Robert M.Price
Name:	Robert M. Price
Title:	President, Treasurer, Secretary, and Director
(Principal Executive, Financial and Accounting Officer)

EXHIBIT 31.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427
I, Robert M. Price, certify that:
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
Dated: August 12, 2010 /s/Robert M. Price Robert M.Price (Chief Executive Officer & Chief Financial Officer)

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Digital Ventures Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert M. Price, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 12, 2010 /s/ Robert M. Price Robert .Price (Chief Executive Officer & Chief Financial Officer)