Form 10-K
period 2010-09-30
CHINA DIGITAL VENTURES CORP
filed 2011-01-03
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-146727
____________________________

CHINA DIGITAL VENTURES CORPORATION
 (Exact name of registrant as specified in its charter)
________________________

Nevada	98-0568076
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

13520 Oriental St. Rockville, MD	20853
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (202) 536-5191
____________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $.001 Par Value
(Title of class)
_____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☒  Yes    ☐  No

On December 23, 2010, the number of shares held by non-affiliates of the registrant was 1,288,000 shares of common stock. During the period under review, there was no significant volume of the Company' shares that had been traded on the OTCBB, therefore share price quotation is not meaningful. Subsequently, the company had three trades in the last quarter of 2010 where the high trade price was $1.25 and the low trade price was $0.10.

As of as of December 23, 2010 the registrant had 15,228,000 shares of its Common Stock, $0.001 par value, outstanding.

DEFINITIONS AND CONVENTIONS

References to "China" refer to the Peoples' Republic of China.

References to "Common Stock" mean the common stock, US$0.001 par value, of China Digital Ventures Corporation.

References to the "Commission" or "SEC" mean the U.S. Securities and Exchange Commission.

References to "Company", "CDV", "CDVC", "we", "our" mean China Digital Ventures Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

References to "1933 Act" or "Securities Act" mean the Securities Act of 1933, as amended.

References to "1934 Act" or "Exchange Act" mean the Securities Exchange Act of 1934, as amended.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

i

PART 1

Item 1.  Business

General

China Digital Ventures Corporation (the "Company", “CDVD”, “we”, “us” or “our”) was incorporated in Nevada on March 26, 2007 and has commenced revenue-generating operations. The Company was initially formed with a focus on the telecommunications sector providing web-based telecom services in China.  The Company is currently a development stage enterprise.

In July 2009, CDVC acquired a 76.8% interest in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia.

In February 2010, the Company decided to divest from its investment in CIMC due to its inability to raise the capital necessary to pursue this investment on a timely manner and concerns on its internal liquidity. On April 30, 2010 the Company disposed of CIMC for $50,000 and realized a gain on the disposal of $92,975. The proceeds from the disposal were used to pay debts of the Company.

On June 20, 2010, the Company disposed of its subsidiary company, Lead Concept Limited, which operated its web based VOIP business as the Company was no longer competitive in this market segment. After the disposal, the Company had no operations.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HS and Ning HE 11,500,000 shares of Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 2,440,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 13,940,000 shares of the Company’s common stock representing 91.54%.

In accordance with the change in control Mr. Bing HE resigned as the Company's President, CEO, and any other positions held by him on July 23, 2010. The resignation was not the result of any disagreement with the Company or any matter relating to the Company's operations, policies or practices. The same date Mr. Robert M. Price was named as the new Director.

Management is currently assessing and evaluating new strategic opportunities as it remains in its development stage.

The Company's correspondence address is 13520 Oriental St., Rockville, MD 20853.  The telephone number of our principal executive office is (202) 536-5191.  The Company does not maintain a website.

Forward Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and in our subsequent filings with the Securities and Exchange Commission.

Employees

As of September 30, 2010, the Company had no employees.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Patents and Trademarks

None.

Item 1A.  Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There is substantial doubt about the Company’s ability to continue as a going concern.

Our auditor's report on our 2010 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2010 Audited Financial Statements."

We have a limited operating history and are a development stage company, thus we can not predict whether we will be successful in meeting our financial obligations.

We are a development stage company that was established in March 2007. Although we had begun the sales of telecom services by direct sales with modest revenue generated, we have disposed of those businesses and currently have no revenue stream.  We currently have no cash and are reliant upon our officers, directors, and shareholders to fund the operating expenses of the Company while we assess and evaluate our next business strategy.  There is no guarantee that our officers, directors and shareholders will continue to fund these activities.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any national stock exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange.  To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards.  Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ.  As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Canton Investments Ltd. owns indirectly through related parties approximately 91.5% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, if you invest in us, your ability to affect corporate decisions will be limited.

Canton Investments Ltd. (“CIL”) holds 13,940,000 shares of our common stock, representing approximately 91.5% of the outstanding shares of our common stock.  Accordingly, CIL will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as CIL will likely continue to be our largest shareholder. The interests of CIL may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

Future changes in financial accounting standards and other applicable regulations by various governmental regulatory agencies may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of September 30, 2010, there are no outstanding stock options.

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies.

In addition, if we do not adequately continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in the future, we may not be able to accurately report our financial results or prevent error or fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.

If the Company decides to operate internationally, there are risks which could adversely affect operating results.

Currently, we have no projects, projections or foreign interest involving international operations.  However, the Company may in the future, given the opportunity, decide to pursue projects, business, or otherwise conduct operations internationally.  Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact future operating results, including:

•	international political, economic and legal conditions;

•	our ability to comply with foreign regulations and/or laws affecting operations and projects;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities and operations in the countries where our international projects are located;

•	integration of foreign operations;

•	potential adverse tax consequences; and

•	potential foreign currency fluctuations.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s maintains a correspondence office as its principal executive office, which is located at 13520 Oriental St., Rockville, MD 20853. This office space is used by the Company’s executive management team.  There is no charge for the space as it is provided by Mr. David E. Price, the Company’s Secretary.  The Company believes that the current facilities are suitable for its current needs.

Item 3.  Legal Proceedings

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CDVV.OB".  During the period under review, there were two trades at trade prices of $0.10 (675 shares) and $1.24 (100 shares) that had been traded on the OTCBB.

The Company’s transfer agent is Nevada Agency & Trust Co- of Reno, Nevada.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Holders

On December 23, 2010, the Company had 65 holders of record of our Common Stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6.  Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for China Digital Ventures Corporation. Such discussion represents only the best present assessment from our Management.

Company Overview

The Company was incorporated in Nevada on March 26, 2007 and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the period under review all the revenue was derived from the telecom business sector.

In July 2009, CDVC acquired a 76.8% interest in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia.

In February 2010, the Company decided to divest from its investment in CIMC due to its inability to raise the capital necessary to pursue this investment on a timely manner and concerns on its internal liquidity. On April 30, 2010 the Company disposed of CIMC.

On June 20, 2010, the Company disposed of its subsidiary company, Lead Concept Limited, which operated its web based VOIP business as the Company was no longer competitive in this market segment. After the disposal, the Company had no operations.  The Company is currently a development stage enterprise.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HS and Ning HE 11,500,000 shares of Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 2,440,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 13,940,000 shares of the Company’s common stock representing 91.54%.

Management is currently assessing and evaluating new strategic opportunities as it remains in its development stage.

Results of Operations

For the Years Ended September 30, 2010 and 2009 and For the Period March 26, 2007 (Inception) to September 30, 2010

Revenues

The Company had revenue of $1,127 for the year ended September 30, 2010. The Company incurred a cost of revenue of $320, achieving a gross profit of $807 for the year ended September 30, 2010. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the fiscal year.

The Company had revenue of $18,034 for the year ended September 30, 2009. The Company incurred a cost of revenue of $8,532, achieving a gross profit of $9,502 for the year ended September 30, 2009. All revenue was derived from the telecom business.

For the period from March 26, 2007 (date of inception) to September 30, 2009, the Company realized revenue of $30,785, incurred a cost of revenue of $15,411 and achieved a gross profit of $15,374

Operating Expenses

For the year ended September 30, 2010, our gross profit was $807 and our total operating expenses were $87,139, all of which were selling, general and administrative expenses. We also had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $141 in interest income and $1,319 in interest expenses, and loss attributable to minority interest of $14,455. Our net profit to our shareholders for the year ended September 30, 2010 was $46,166.00

For the year ended September 30, 2010, our gross profit was $807 and our total operating expenses were $87,139, all of which were selling, general and administrative expenses. We also had $847 in interest expenses, $152 in interest income, $903 in other income and loss attributable to minority interest of $9,975. Our net loss to our shareholders for the year ended September 30, 2009 was $63,258.

For the period from March 26, 2007 (date of inception) to September 30, 2010, the accumulated gross profit was $16,181, the total operating expenses was $264,629 which was all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $2,170 in interest expenses, $1,196 in interest income and loss attributable to minority interest of $24,430 and resulting in an accumulated net loss to our shareholders of $105,771.

Liquidity and Capital Resources

As of September 30, 2010, the Company had no cash and a deficit in working capital of $21,283.  The Company generated a negative cash flow from operations of $70,743 for the year ended September 30, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $86,332 and the disposal of its operating subsidiaries.  The decrease in investing activities is primarily attributable the acquisitions (2009) and disposals (2010) of CIMC.

Summarized cash flow information is as follows:

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2010	2009	2010

Cash used in operating activities	$(70,743)	$(36,745)	$(143,131)
Cash from investing activities	$37,506	$65,375	$102,881
Cash from financing activities	$-	$-	$44,160
Increase (decrease) in cash	$(36,227)	$27,710	$-

We do not have sufficient resources to effectuate our business. As of September 30, 2010, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of $103,663 at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

ALBERT WONG & CO
CERTIFIED PUBLIC ACCOUNTATNTS
Room 701A, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel: 2851 7954
Fax: 2845 4086

ALBERT WONG
B. Soc., Sc., ACA, LL.B.,
C.P.A. (Practising)

To the Stockholders and Board of Directors
China Digital Ventures Corporation

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheets of China Digital Ventures Corporation, a development stage company, ("the Company") as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2010 and 2009 as well as the period from March 26, 2007 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Ventures Corporation as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009 as well as the period from March 26, 2007 (date of inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the Generally Accepted Accounting Principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has accumulated deficit as at September 30, 2010 of $103,663. These factors, as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine the effectiveness of China Digital Ventures Corporation’s internal control over financial reporting as of
September 30, 2010 and, accordingly, we do not express an opinion thereon.

Hong Kong	Albert Wong & Co
December 28, 2010	Certified Public Accountants

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$-	$36,227
Accounts receivable	-	154
Other receivable	-	2,884
Loan receivable	-	14,049
Due from related party	-	7,104
Deposits	-	124,801
Inventory - resalable goods	-	1,585
Total current assets	-	186,804

Property and equipment, net		11,960

Goodwill	-	13,902

Total assets	$-	$212,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Other payables	$-	$179,727
Loan payable	-	36,814
Accrued expenses	-	40,087
Due to related parties	19,103	26,498
Total liabilities	19,103	283,126

Stockholders' deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(103,663)	(152,009)
Accumulated other comprehensive loss	-	(920)
Total China Digital Ventures stockholders' deficit	(19,103)	(68,369)
Noncontrolling interest	-	(2,091)
Total stockholders' deficit	(19,103)	(70,460)

Total liabilities and stockholders' deficit	$-	$212,666

See accompanying notes to consolidated financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND 2009
AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2010
(Stated in US Dollars)

			For the Period
			March 26, 2007
			(Inception) to
	Year Ended September 30,		September 30,
	2010	2009	2010

Net revenue	$1,127	$18,034	$31,912

Cost of revenue	320	8,532	15,731

Gross profit	807	9,502	16,181

General and administrative expenses	87,139	82,943	264,701

Loss from operations	(86,332)	(73,441)	(248,520)

Other income (expense):
Gain on disposal of subsidiaries	118,193	-	118,193
Exchange gain	1,028	-	1,028
Interest income	141	152	293
Other income	-	903	903
Interest expense	(1,319)	(847)	(2,170)
Total other income (expense)	118,043	208	118,247

Net income (loss)	31,711	(73,233)	(130,273)

Net loss attributable to noncontrolling interest	14,455	9,975	24,430

Net income (loss) attributable to China Digital Ventures Corporation	$46,166	$(63,258)	$(105,843)

Net income (loss) per share - basic and diluted	$0.003	$(0.005)

Weighted average number of shares outstanding -
Basic and Diluted	15,228,000	13,704,712

Net income (loss) attributable to China Digital Ventures Corporation	$46,166	$(63,258)	$(105,843)

Foreign currency translation gain (loss)	920	(920)	-

Comprehensive income (loss)	$47,086	$(64,178)	$(105,843)

See accompanying notes to consolidated financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND 2009
AND FROM MARCH 26, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Stated in US Dollars)

			For the Period
			March 26, 2007
			(Inception) to
	Year Ended September 30,		September 30,
	2010	2009	2010
Cash flows used in operating activities:
Net loss	$46,166	$(63,258)	$(105,843)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,115	799	2,914
Noncontrolling interest	(14,455)	(9,975)	(24,430)
Gain on disposal of subsidiaries	(118,193)	-	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	(705)	(154)	(859)
Other receivable	1,328	484	1,812
Loan receivable	14,049	(1,227)	12,822
Due from related party	(12,339)	(7,104)	(19,443)
Deposit	(5,784)	(87)	(5,871)
Inventory	(658)	(1,239)	(1,897)
Other payables	50,254	32,487	82,741
Loan payable	3,300	3,493	6,793
Accrued expenses	(37,729)	6,629	1,960
Amount due to director	180	-	180
Due to related parties	1,728	2,407	23,783
Net cash used in operating activities	(70,743)	(36,745)	(143,131)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	75,650	75,650
Disposal of subsidiary, net of cash	39,742	-	39,742
Capital expenditures	(2,236)	(10,275)	(12,511)
Net cash from investing activities	37,506	65,375	102,881

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	44,160
Net cash from financing activities	-	-	44,160

Effect of exchange rate fluctuations on cash	(2,990)	(920)	(3,910)

Net increase (decrease) in cash	(36,227)	27,710	-

Cash and cash equivalents at beginning of period	36,227	8,517	-

Cash and cash equivalents at end of period	$-	$36,227	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
For the period from March 26, 2007 (Inception) to September 30, 2010

				Deficit
				accumulated	Accumulated
	Common stock		Additional	during the	other		Total
			paid-in	development	comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficiency

Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	-	-	1,201

Common stock issued for cash at $0.02 per share	208,000	208	3,952	-	-	-	4,160

Common stock issued for services at $0.02 per share	20,000	20	380	-	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	-	-	(44,191)

Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net loss for year ended September 30, 2010	-	-	-	46,166	-	(14,455)	31,711

Balance, September 30, 2010	15,228,000	$15,228	$69,332	$(105,843)	$-	$-	$(21,283)

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 1 – Organization and Basis of Presentation

Organization

China Digital Ventures Corporation (the "Company") was incorporated in Nevada on March 26, 2007. The Company is currently a development stage enterprise, and following the disclosures being required by Accounting Standards Codification ASC 915 "Development Stage Entity". The principal business of the Company was its web based telecom and IPTV businesses, both of which were disposed of during the year. As of the date hereof, the Company has no operations.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HS and Ning HE 11,500,000 shares of Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 2,440,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 13,940,000 shares of the Company’s common stock representing 91.54%.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Lead Concept Limited, and the other subsidiaries listed below.  The results of the subsidiaries acquired or disposed of during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

		Percentage
Company Name	Place of Incorporation	Ownership
Lead Concept Limited *	Hong Kong	100%	Direct
Cina Integrated Media Corporation Limited **	Australia	76.8%	Direct
China Television Corporation **	British Virgin Islands	76.8%	Indirect
CIMC Marketing Pty Limited **	Australia	76.8%	Indirect
Guangzhou HwaHe Culture & Media Company Limited **	China, Peoples Republic of China	76.8%	Indirect

* Disposed of on June 20, 2010
** Acquired and consolidated on July 6, 2009. Disposed of on April 30, 2010.

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 – Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since March 26, 2007 (inception) to September 30, 2010, the Company has generated revenue of $31,912 and has incurred an accumulated deficit of $103,663. At September 30, 2010 current liabilities exceed current assets by $19,103.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

The consolidated financial statements do not include any adjustments relating to amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.

Earnings (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares consist of preferred stock, convertible debentures, stock options and warrant common stock equivalent shares.  Diluted earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.  As of September 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and 2009, respectively, the Company had no cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Property & Equipment

Property & equipment is stated at cost. Depreciation expense is computed using the straight-line method over the following estimated useful lives of the assets:

Description	Estimated useful life
Computers	3-5 years
Furniture, fixtures and equipment	3-5 years

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs.”  All costs incurred in the planning stage are expensed as incurred.  Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria.  Costs incurred in the day to day operation of the operation of the website are expensed as incurred.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained in Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates, and statements of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2010 and 2009, the accumulated comprehensive loss was $nil and $920, respectively.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2010.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition”   (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when products are received and accepted by the customer and is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under FASB Codification Topic 718-10 (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC 915 “Development Stage Entities” which codified Statement of Financial Accounting Standards No. 7 (SFAS 7).  The Company's planned principal operations have not fully commenced.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162”.  The SFAS 168 was codified by ASC 105 “Generally Accepted Accounting Principles. The ASC 105-10 states the “FASB Accounting Standards Codification” (“Codification”) and becomes the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of ASC 105 did not have an impact on the Company’s consolidated financial statements.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112.  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.  Specifically, the staff updated the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, SFAS 141R and SFAS 160 which were codified by ASC 805, Business Combinations, and ASC 810-10 Non-controlling Interests in Consolidated Financial Statements.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission’s official approval.  They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2006, the FASB issued SFAS Statement 157, “Fair Value Measurements”, was codified by ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820 does not require any new fair value measurements.  However, for some entities, the application of ASC 820 will change current practice.  The changes to current practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820 effective December 31, 2009 for financial assets and the adoption did not have a significant effect on its consolidated financial statements.

In December 2007, the FASB issued  EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” and was codified by ASC 808 “Collaborative Arrangements”.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160 Noncontrolling Interests in Consolidated Financial Statements which was codified in ASC 810-10 “Noncontrolling Interests”.  The ASC 810-10-65 codified accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” which was codified by ASC 815. ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their consolidated results of operations or financial position.

In April 2008, the FASB issued SFAS 142-3, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 and was codified in ASC 350 “Intangibles – Goodwill and Others”. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

In June 2008, the FASB announced EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”) and was codified in ASC 815-40-25. ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On November 23, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature.   Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25.  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements.  Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We adopted this standard effective October 1, 2009, and its adoption did not have a material impact on our consolidated financial position or results of operations.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its consolidated financial statements upon its required adoption on January 1, 2011.

In December 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there was no impact to the Company’s consolidated results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective November 23, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after September 30, 2009 to the date the Company issued these consolidated financial statements.

 In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  The adoption of this standard did not and will not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted.  The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 4 – Common Stock

The Company has authorized 75,000,000 shares of Common Stock, $0.001 par value.  As of September 30, 2010 and 2009, the Company had 15,228,000 shares of Common Stock issued and outstanding.  The Company issued 2,000,000 shares of Common Stock for the acquisition of China Integrated Media Corporation Limited on July 6, 2009.

Note 5 – Related Parties

During the year ended September 30, 2010, and for the period from March 26, 2007 (date of inception) to June 30, 2010, the former President received $3,000 and $18,000, respectively, for his services as consultant to the Company.

During the period from March 26, 2007 (date of inception) to March 31, 2008 the former Director subscribed for 8,700,000 shares of the Company’s Common Stock at $0.001 per share for a total amount of $8,700.

On July 6, 2009, the Company issued 2,000,000 shares of its Common Stock to the then current major shareholder of the Company for the acquisition of 19,200,000 shares in China Integrated Media Corporation Limited.

As of September 30, 2010 and 2009, the amounts due to the former directors were $0 and $26,498, respectively. The amounts due to the former directors are unsecured, non-interest bearing and payable on demand.

As of September 30, 2010 and 2009, the amount due from a former director was $0 and $7,104, respectively. The amount due from the former director is unsecured, non-interest bearing and payable on demand.

For the period from July 23, 2010 through September 30, 2010, Canton Investments Ltd, the Company’s principal shareholder, loaned the Company $19,103 for expenses paid in connection with the Company’s operations.  The loan is non-interest bearing and there is no repayment date.

Note 6 – Loan Receivable

As of September 30, 2009, the Company had an outstanding unsecured loan receivable from Advance Tech Communications Sdn. Bhd. of $10,000, with annual interest rate of 6%. This debt was due on May 13, 2009. The Company recorded accrued interest of $4,049 for the year ended September 30, 2009. On May 11, 2009, the Company extended the loan repayment to on or before December 31, 2009 and the loan was repaid in full on December 24, 2009.

Note 7 – Deposits

Deposits are summarized as follows:

	September 30,
	2010	2009

Rental deposits	$-	$284
Deposit for IPTV	-	124,517

Total	$-	$124,801

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 8 – Property and Equipment, Net

Property and equipment is summarized as follows:

	September 30,
	2010	2009

Computers	$-	$13,403
Furniture, fixtures and equipment	-	1,434
	-	14,837
Accumulated depreciation	-	(2,877)

Property and Equipment, net	$-	$11,960

Note 9 – Loan Payable

As of September 30, 2009, the Company had an outstanding unsecured loan payable to Intek Solutions Pty., Ltd. of AUD $40,000 equivalent to USD $35,293, with annual interest rate of 8%. This debt was due on September 18, 2009. The Company recorded accrued interest of $1,319 and $1,521 for the years ended September 30, 2010 and 2009, respectively. On September 10, 2009, the Company has extended the loan to March 18, 2010. This loan was fully settled on April 30, 2010.

Note 10 – Income Taxes

No provision was made for income tax for the period from March 26, 2007 (Inception) to September 30, 2010 as the Company and its subsidiary had operating losses. In the period ended September 30, 2010, the Company and its subsidiary incurred net operating (profit) / losses for tax purposes of approximately $(4,539) and $106,094, respectively. Total net operating (profit) / losses carried forward at September 30, 2010, (i) for Federal and State purposes were $(4,539) and $(4,539), respectively and (ii) for its entities outside of the United States were $106,094 for the period ended September 30, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2010 was approximately $24,073 of which $(38) was for US federal income tax, $4,161 was for Hong Kong income tax, $14,590 was for China income tax and $5,360 was for Australia income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong, China, Australia statutory rate and the Group's provision for income taxes is as follows:

	September 30,
	2010	2009

United States federal income tax rate	15.0%	15.0%
Valuation allowance - US federal income tax	-15.0%	-15.0%

Provision for income tax	0.0%	0.0%

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

	September 30,
	2010	2009

Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate	-16.5%	-16.5%

Provision for income tax	0.0%	0.0%

China statutory rate	25.0%	25.0%
Valuation allowance - China rate	-25.0%	-25.0%

Provision for income tax	0.0%	0.0%

Australia statutory rate	30.0%	30.0%
Valuation allowance - Australia rate	-30.0%	-30.0%

Provision for income tax	0.0%	0.0%

The Company did not received penalty interest assessment from United States Internal Revenue Service Department. The Company did not have any interest and penalty provided or recognized in the income statements for the year ended June 30, 2010 and 2009 or balance sheet as of June 30, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2006, 2007 and 2008 U.S. Corporation Income Tax Returns are subject to U.S. Internal Revenue Service examination.

Note 11 – Business Combination

On July 6, 2009, the Company entered into a Sales and Purchase agreement (the "Purchase Agreement") to acquire 19,200,000 shares of and representing approximately 76.8% interests in China Integrated Media Corporation Limited ("CIMC"), a public company incorporated in Australia.  CIMC is in the business of television content provision and brand distribution business in China and Australia, respectively.

The consideration for the acquisition was 2,000,000 shares of the Company's common stock valued at $40,000 based upon a share price of US$0.02 per share.  In accordance with ASC 805, “Business Combinations”, the purchase price was allocated to CIMC’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill.  Management is responsible for determining the fair value of these assets and liabilities.  The fair values of these assets acquired and liabilities assumed represent management’s estimate of fair values.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$216,900
Property and equipment, net	2,484
Goodwill	13,902
Total assets acquired	233,286
Current liabilities	(185,402)
Noncontrolling interests	(7,884)
Total liabilities assumed and noncontrolling interests	(193,286)

Net assets acquired	$40,000

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 12 – Disposal of Subsidiaries

On April 30, 2010, the Company disposed its subsidiary China Integrated Media Corporation Limited, an Australian public company, for $50,000. The Company realized a profit of $92,975 from the sale of this investment.

On June 20, 2010, the Company disposed of its subsidiary Lead Concept Limited, a Hong Kong corporation, for HK$1.00 and the Company realized a profit of US$25,218.  After the disposals and as of the date of this report, the Company had no operations.

The following table summarized the assets and liabilities disposed of and the resulting gains from their disposal:

	Disposal of China	Disposal of
	Integrated Media	Lead	Total for
	Corporation Ltd	Concept Ltd	Year Ended
	at April 30, 2010	at June 20, 2010	September 30, 2010
Net assets disposed of:
Cash	$10,086	$172	$10,258
Accounts and other receivables	1,556	859	2,415
Due from related parties	19,257	7,770	27,027
Deposits	130,585	-	130,585
Inventory	1,964	279	2,243
Property and equipment	12,081	-	12,081
Goodwill	13,902	-	13,902
Other payables and accrued expenses	(195,687)	(34,652)	(230,339)
Loan payable	(40,114)	-	(40,114)
Due to related parties	(16,033)	(674)	(16,707)
Noncontrolling interest	16,546	-	16,546
Foreign currency translation adjustment	2,882	1,028	3,910

Net liabilities disposed	(42,975)	(25,218)	(68,193)
Consideration - cash	50,000	-	50,000

Gain on disposal of subsidiaries	$92,975	$25,218	$118,193

Supplemental discolsure of cash flow information:
Net cash from disposal of subsidiaries:
Cash outflow of subsidiary disposed	$(10,086)	$(172)	$(10,258)
Consideration - cash	50,000	-	50,000

Total, net	$39,914	$(172)	$39,742

Note 13 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission on December 31st, 2010. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) is a set of processes designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Thus, any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”), as of September 30, 2010.

A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”  In connection with the assessment described above, we identified the following control deficiencies that represent material weaknesses at December 31, 2009:

1.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of segregation of duties over financial transaction processing and reporting;
3.	Ineffective controls and insufficient written policies and procedures over period end financial disclosure and reporting processes.

As a result of the material weakness described above, management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

On July 23, 2010, the Company experienced a change in control whereby Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  In accordance with the change in control, Mr. Bing HE resigned as the Company's President, CEO, and any other positions held by him on July 23, 2010. On the same date, Mr. Robert M. Price was named as the new Director and serves as our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”).

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including its CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.   Other Information.

In accordance with the change in control, Mr. Bing HE resigned as the Company's President, CEO, and any other positions held by him on July 23, 2010. On the same date, Mr. Robert M. Price was named as the new Director and serves as our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”).

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Con UNERKOV	41	Director, President and Chief Executive Officer	5/26/2009 (a)

Bing HE	34	Director, Treasurer and Chief Financial Officer	3/26/2007 (a)

Ning HE	41	Director and Secretary	6/30/2008 (a)

Robert M. Price	72	Director and Chief Executive Officer	7/23/2010

David E. Price	46	Secretary	7/23/2010

(a) Resigned on July 23, 2010.

Biography of Directors and Officers

Mr. Con UNERKOV was appointed as Director, President, and Chief Executive Officer on May 26, 2009. Prior to his appointment, Mr. Unerkov held senior management and consulting roles in a wide range of industries from Telecommunications, Banking and Finance, Transport and Government, and most recently was the Chairman and CEO of various telecommunication companies in Asia. Mr. Unerkov is also chairman and director of China Media Group Corporation (symbol: chmd.ob), a Texas incorporated company that engages in media and advertising businesses in China. Mr. Unerkov is a graduate of the University of South Australia.

Mr. Bing HE (or Bin HE) is the founder of China Digital Ventures Corporation and has acted as our President, Treasurer, Secretary and Director on March 27, 2007. He was appointed as Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on April 1, 2007. On May 26, 2009, Mr. HE stepped down as President and Chief Executive Officer, and was replaced by Mr. Con Unerkov. Mr. Bing HE has been working as the General Manager for a telecommunication company, namely GuangZhou Yuying Communication Equipment Co., Ltd. ("Yuying"), in China for the past 5 years. Yuying is engaged in the business of supplying telecom and related equipment to businesses and homes in the Guangdong province in China. During this time, he has been involved in all aspects of the operation including marketing, sales, technical and financial of the telecommunication company. Mr. HE has a Bachelor of Engineering degree from Hubei TV and Radio University.

Mr. Ning HE was appointed as Secretary and Director of the Company on June 30, 2008. For the past 5 years, Ms. Ning He has been the Accounts Supervisor, who is responsible in the areas of accounting and office administration for GuangZhou Yuying Communication Equipment Co., Ltd., a company engaged in the business of supplying telecom and related equipment to businesses and homes in the Guangdong province in China.

Mr. Robert M. Price was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director of the Company on July 23, 2010. Mr. Price was born in New York and has lived in the District since 1961. He was admitted to the District bar in 1963 and studied at the Hague Academy of International Law as a Carnegie Grantee. He runs his own consultancy and is a Lecturer at the American University School of Law in the District. His practice areas are in corporate law and international business.  Mr. Price is a member of the District Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States.

Mr. David E. Price was appointed as Secretary of the Company on July 23, 2010. Mr. Price was born in the District of Columbia and was admitted to the Bar in 1996. David has held positions in the Diplomatic Corps of the Israeli Foreign Office as well as a Congressional Aide on Capitol Hill, and General Counsel to consultants at the World Bank as well as the IDB and IMF in Washington, DC. He worked for 10 years as a corporate attorney at the International Law Firm in Washington DC before becoming a solo attorney in 2005. He is a member of the Maryland Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States. He is also a member of the Corporate Lawyer’s Association; Euro-American Lawyers Group; Association of US Securities Attorneys; American Bar Association.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Committees of the Board of Directors

None.

Auditors

Our principal independent accountant is Albert Wong & Co., CPA.

Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only three officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible.

Item 11.  Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. No such fees have been paid to any director since incorporation.  Reasonable travel expenses are reimbursed.

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as CDVC’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of December 31, 2010.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Con Unerkov (1)	2010	$-	$-	$-	$-	$-
President,Chief Executive Officer	2009	$-	$-	$-	$-	$-
Director

Robert M. Price (2)
Chief Executive Officer	2010	$-	$-	$-	$-	$-
Director

Bing HE (3)	2010	$3,000	$-	$-	$-	$3,000
Treasurer,Chief Financial Officer	2009	$6,000	$-	$-	$-	$6,000
Director	2008	$6,000	$-	$-	$-	$6,000

Ning HE (4)	2010	$-	$-	$-	$-	$-
Secretary	2009	$-	$-	$-	$-	$-
Director	2008	$-	$-	$-	$-	$-

David E. Price (5)
Secretary	2010	$-	$-	$-	$-	$-

(1)	Mr. Con Unerkov was appointed as President, Chief Executive Officer and Director on May 26, 2009. Mr. Unerkov resigned on July 23, 2010.

(2)	Mr. Robert M. Price was appointed as Chief Executive Office, Interim Chief Financial Officer and Director on July 23, 2010.

(3)	Mr. Bing HE stepped down as President and Chief Executive Officer on May 26, 2009. He was Chief Financial Officer, Treasurer and Director until he resigned on July 23, 2010.

(4)	Ms. Ning HE was the Secretary and a Director until her resignation on July 23, 2010. She is the sister of Mr. Bing HE.

(5)	Mr. David E. Price was appointed Secretary on July 23, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2010. Except as otherwise noted, the address of the referenced individual is c/o China Digital Ventures Corporation,  13520 Oriental St., Rockville, MD 20853.

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

				Percent
	Title of Stock	Beneficial		of
Name and Postion	Class	Ownership		Class (4)

Canton Investments Ltd.(1)	Common Stock	13,940,000	(Direct)	91.54%

Robert M. Price (2) (3)	Common Stock	-		-

David E. Price (3)	Common Stock	-		-

All Directors and Officers as a Group	Common Stock	13,940,000		91.54%

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Belize and Belize at Hutson & Eyre St, Blake Bld #302, Belize City, Belize

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company has no cash.  All operating expenses are currently being paid by our majority Shareholder, Canton Investments Ltd., and are shown as due to related party on our balance sheet.

The Company has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Robert Price anticipates initially devoting at a minimum of twelve to fifteen hours per month of his available time to CDVC's affairs. If and when the business operations increase and a more extensive time commitment is needed, Mr. Price is prepared to devote more time to CDVC's affairs, in the event that becomes necessary.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

The Company has paid $1,000 and $1,500 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for 2010 and 2009, respectively.  The Company has paid $2,000 and $2,000 for its annual financial audits for 2010 and 2009, respectively.

Tax Fees

For the fiscal years ended September 30, 2010 and 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

The Company has no other related fees.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

The Company’s auditors are Albert Wong & Co., CPA., located in Hong Kong.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 10.1	A letter agreement for the Loan Advance dated September 30, 2009 from Mr. Bing HE (2)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Interim Principal Financial Officer (3)
Exhibit 32.1	Certification by the Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference from Registrant’s Form SB-2 filed with the Securities and Exchange Commission on October 16, 2007.
(2)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 10-K/A filed with the Securities and Exchange Commission on November 20, 2009.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert M. Price	December 31, 2010
Robert M. Price, Chief Executive Officer, Interim Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Price	December 31, 2010
Robert M. Price, Director	Date

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1) Any annual report to security holders covering the registrant’s last fiscal year; and
(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

No annual reports or proxy material has been sent to security holders.