Form 10-K/A
period 2010-09-30
CHINA DIGITAL VENTURES CORP
filed 2011-02-18
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K/A
Amendment No. 1
____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:001-34858
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
None

Securities registered under Section 12(g) of the Exchange Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes     ☐  No

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

EXPLANATORY NOTE

China Digital Ventures Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to reflect the effect of an accounting and reporting error.  On February 17, 2011 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) describing such accounting and reporting errors.  The accounting and reporting errors resulted in a $500 understatement of general and administrative expenses for the year ended September 30, 2010 and a $2,680 understatement of deficit accumulated during the development stage as of September 30, 2010, in each case as reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, which was originally filed with the SEC on January 3, 2011.  The restatement is discussed in more detail in note 1 to the “Consolidated Financial Statements” contained in this Amendment No. 1.

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. However, "Part I—Item 1. Financial Statements," "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures", and "Part II—Item 6. Exhibits" are the only sections in which revisions to the Original Filing have been made. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

The information in this Amendment No. 1 that is not affected by the restatement of the interim condensed consolidated financial statements from the Original Filing remains unchanged and reflects the disclosure at the time of the Original Filing. Therefore, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the SEC subsequent to the Original Filing.

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

For the year ended September 30, 2010, our gross profit was $807 and our total operating expenses were $87,639, all of which were selling, general and administrative expenses. We also had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $141 in interest income and $1,319 in interest expenses, and loss attributable to minority interest of $14,455. Our net profit to our shareholders for the year ended September 30, 2010 was $45,666.

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

For the period from March 26, 2007 (date of inception) to September 30, 2010, the accumulated gross profit was $16,181, the total operating expenses was $265,201 which was all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $2,170 in interest expenses, $1,196 in interest income and loss attributable to minority interest of $24,430 and resulting in an accumulated net loss to our shareholders of $106,343.

Liquidity and Capital Resources

As of September 30, 2010, the Company had no cash and a deficit in working capital of $21,783.  The Company generated a negative cash flow from operations of $70,743 for the year ended September 30, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's loss from operations of $86,832 even though having a net income of $45,666 and the disposal of its operating subsidiaries.  The decrease in investing activities is primarily attributable the acquisitions (2009) and disposals (2010) of CIMC.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of $106,343 at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

The Company's consolidated financial statements are prepared using the Generally Accepted Accounting Principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has accumulated deficit as at September 30, 2010 of $106,343. These factors, as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine the effectiveness of China Digital Ventures Corporation’s internal control over financial reporting as of September 30, 2010 and, accordingly, we do not express an opinion thereon.

Hong Kong	Albert Wong & Co
December 28, 2010, except for Note 1 as to which the date is February 17, 2011	Certified Public Accountants

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,
	2010	2009
	Restated
ASSETS

Current assets:
Cash and cash equivalents	$-	$36,227
Accounts receivable	-	154
Other receivable	-	2,884
Loan receivable	-	14,049
Due from related party	-	7,104
Deposits	-	124,801
Inventory - resalable goods	-	1,585
Total current assets	-	186,804

Property and equipment, net		11,960

Goodwill		13,902

Total assets	$-	$212,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Other payables	$-	$179,727
Loan payable	-	36,814
Accrued expenses	2,500	40,087
Amount due to shareholder	19,103	-
Amount due to directors	180	26,498
Total liabilities	21,783	283,126

Stockholders' deficit:
Common stock, $.001 par value, 75,000,000 shares authorized,
15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(106,343)	(152,009)
Accumulated other comprehensive loss	-	(920)
Total China Digital Ventures stockholders' deficit	(21,783)	(68,369)
Noncontrolling interest	-	(2,091)
Total stockholders' deficit	(21,783)	(70,460)

Total liabilities and stockholders' deficit	$-	$212,666

See accompanying notes to consolidated financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period
			March 26, 2007
			(Inception) to
	Year Ended September 30,		September 30,
	2010	2009	2010
	Restated		Restated
Net revenue	$1,127	$18,034	$31,912

Cost of revenue	320	8,532	15,731

Gross profit	807	9,502	16,181

General and administrative expenses	87,639	82,943	265,201

Loss from operations	(86,832)	(73,441)	(249,020)

Other income (expense):
Gain on disposal of subsidiaries	118,193	-	118,193
Exchange gain	1,028	-	1,028
Interest income	141	152	293
Other income	-	903	903
Interest expense	(1,319)	(847)	(2,170)
Total other income (expense)	118,043	208	118,247

Net income (loss)	31,211	(73,233)	(130,773)

Net loss attributable to noncontrolling interest	14,455	9,975	24,430

Net income (loss) attributable to China Digital Ventures Corporation	$45,666	$(63,258)	$(106,343)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding -
Basic and Diluted	15,228,000	13,704,712

Net income (loss) attributable to China Digital Ventures Corporation	$45,666	$(63,258)	$(106,343)

Foreign currency translation gain (loss)	920	(920)	-

Comprehensive income (loss)	$46,586	$(64,178)	$(106,343)

See accompanying notes to consolidated financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			March 26, 2007
			(Inception) to
	Year Ended September 30,		September 30,
	2010	2009	2010
	Restated		Restated
Cash flows used in operating activities:
Net income (loss)	$45,666	$(63,258)	$(106,343)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	2,115	799	2,914
Noncontrolling interest	(14,455)	(9,975)	(24,430)
Gain on disposal of subsidiaries	(118,193)	-	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	(705)	(154)	(859)
Other receivable	1,328	484	1,812
Loan receivable	14,049	(1,227)	12,822
Due from related party	(12,339)	(7,104)	(19,443)
Deposit	(5,784)	(87)	(5,871)
Inventory	(658)	(1,239)	(1,897)
Other payables	50,254	32,487	82,741
Loan payable	3,300	3,493	6,793
Accrued expenses	(37,229)	6,629	2,460
Amount due to directors	1,908	2,407	23,963
Net cash used in operating activities	(70,743)	(36,745)	(143,131)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	75,650	75,650
Disposal of subsidiary, net of cash	39,742	-	39,742
Capital expenditures	(2,236)	(10,275)	(12,511)
Net cash from investing activities	37,506	65,375	102,881

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	44,160
Net cash from financing activities	-	-	44,160

Effect of exchange rate fluctuations on cash	(2,990)	(920)	(3,910)

Net increase (decrease) in cash	(36,227)	27,710	-

Cash and cash equivalents at beginning of period	36,227	8,517	-

Cash and cash equivalents at end of period	$-	$36,227	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

				Deficit
				accumulated	Accumulated
	Common stock		Additional	during the	other		Total
			paid-in	development	comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficiency
				Restated			Restated
Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	-	-	1,201

Common stock issued for cash at $0.02 per share	208,000	208	3,952	-	-	-	4,160

Common stock issued for services at $0.02 per share	20,000	20	380	-	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	-	-	(44,191)

Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net income (loss) for year ended September 30, 2010 - Restated	-	-	-	45,666	-	(14,455)	31,211

Balance, September 30, 2010	15,228,000	$15,228	$69,332	$(106,343)	$-	$-	$(21,783)

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 1 - Restatement of Prior Period Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in the original Annual Report on Form 10-K for the year ended September 30, 2010 to reflect the effect of an accounting and reporting error resulting from a deficiency in its accounting and financial statement preparation process.  This error and the related adjustments resulted in an understatement of general and administrative expenses of $500 for the three and twelve months ended September 30, 2010 and the understatement of $2,680 of deficits accumulated during the development stage.  The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

	September 30, 2010
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$-

Total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$-	$-	$-
Accrued expenses	-	2,500	2,500
Amount due to shareholder	19,103	-	19,103
Amount due to director	-	180	180
Total liabilities	19,103	2,680	21,783

Stockholders' deficit:
Common stock	15,228	-	15,228
Additional paid-in capital	69,332	-	69,332
Deficit accumulated during the development stage	(103,663)	(2,680)	(106,343)
Total stockholders' deficit	(19,103)	(2,680)	(21,783)

Total liabilities and stockholders' deficit	$-	$-	$-

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 1 -  Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statements of Operations
	For the Year Ended September 30, 2010
	As previously		As
	reported	Adjustments	restated

Net revenue	$1,127	$-	$1,127

Cost of revenue	320	-	320

Gross profit	807	-	807

General and administrative expenses	87,139	500	87,639

Loss from operations	(86,332)	(500)	(86,832)

Other income (expense):
Gain on disposal of subsidiaries	118,193	-	118,193
Exchange gain	1,028	-	1,028
Interest income	141	-	141
Other income	-	-	-
Interest expense	(1,319)	-	(1,319)
Total other income (expense)	118,043	-	118,043

Net income (loss)	31,711	(500)	31,211

Net loss attributable to noncontrolling interest	14,455	-	14,455

Net income (loss) attributable to China Digital Ventures Corporation	$46,166	$(500)	$45,666

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 1 -  Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows
	For the Year Ended September 30, 2010
	As previously		As
	reported	Adjustments	restated

Cash flows used in operating activities:
Net income (loss)	$46,166	$(500)	$45,666
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	2,115	-	2,115
Noncontrolling interest	(14,455)	-	(14,455)
Gain on disposal of subsidiaries	(118,193)	-	(118,193)
Changes in operating assets and liabilities:
Accounts receivable	(705)	-	(705)
Other receivable	1,328	-	1,328
Loan receivable	14,049	-	14,049
Due from related party	(12,339)	-	(12,339)
Deposit	(5,784)	-	(5,784)
Inventory	(658)	-	(658)
Other payables	50,254	-	50,254
Loan payable	3,300	-	3,300
Accrued expenses	(37,729)	500	(37,229)
Amount due to directors	1,908	-	1,908
Net cash used in operating activities	(70,743)	-	(70,743)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	-
Disposal of subsidiary, net of cash	39,742	-	39,742
Capital expenditures	(2,236)	-	(2,236)
Net cash from investing activities	37,506	-	37,506

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	-
Net cash from financing activities	-	-	-

Effect of exchange rate fluctuations on cash	(2,990)	-	(2,990)

Net increase (decrease) in cash	(36,227)	-	(36,227)

Cash and cash equivalents at beginning of period	36,227	-	36,227

Cash and cash equivalents at end of period	$-	$-	$-

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 2 – Organization and Basis of Presentation

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

Note 3 – Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since March 26, 2007 (inception) to September 30, 2010, the Company has generated revenue of $31,912 and has incurred an accumulated deficit of $106,343. At September 30, 2010 current liabilities exceed current assets by $21,783.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Note 4 – Summary of Significant Accounting Policies

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

Effective November 23 , 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after September 30, 2009 to the date the Company issued these consolidated financial statements.

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

Note 5 – Common Stock

The Company has authorized 75,000,000 shares of Common Stock, $0.001 par value.  As of September 30, 2010 and 2009, the Company had 15,228,000 shares of Common Stock issued and outstanding.  The Company issued 2,000,000 shares of Common Stock for the acquisition of China Integrated Media Corporation Limited on July 6, 2009.

Note 6 – Related Parties

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

In connection with the change in control which occurred on July 23, 2010, Canton Investments Ltd (“Canton”), the Company’s principal shareholder, assumed an outstanding loan from the former shareholders of the Company of $19,103.  The loan is unsecured, non-interest bearing and there is no repayment date.

Note 7 – Loan Receivable

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

Note 8 – Deposits

Deposits are summarized as follows:

	September 30,
	2010	2009

Rental deposits	$-	$284
Deposit for IPTV	-	124,517

Total	$-	$124,801

CHINA DIGITAL VENTURES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010

Note 9 – Property and Equipment, Net

Property and equipment is summarized as follows:

	September 30,
	2010	2009

Computers	$-	$13,403
Furniture, fixtures and equipment	-	1,434
	-	14,837
Accumulated depreciation	-	(2,877)

Property and Equipment, net	$-	$11,960

Note 10 – Loan Payable

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

Note 11 – Income Taxes

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

Note 12 – Business Combination

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

Note 13 – Disposal of Subsidiaries

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

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission on December 31 st , 2010. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements.

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

A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”  In connection with the assessment described above, we identified the following control deficiencies that represent material weaknesses at September 30, 2010:

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

As used in the table below, the term “ beneficial ownership ” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

				Percent
	Title of Stock	Beneficial		of
Name and Postion	Class	Ownership		Class (4)

Canton Investments Ltd.(1)	Common Stock	13,940,000	(Direct)	91.54%

Robert M. Price (2) (3)	Common Stock	-		-

David E. Price (3)	Common Stock	-		-

All Directors and Officers as a Group	Common Stock	13,940,000		91.54%

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Belize and Belize at Hutson & Eyre St, Blake Bld #302, Belize City, Belize
(2)	Indicates director.
(3)	Indicates officer.
(4)	The percentage of common stock is calculated based upon 15,228,000 shares issued and outstanding as of September 30, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company has no cash.  All operating expenses are currently being paid by our majority Shareholder, Canton Investments Ltd., and are shown as due to shareholder on our balance sheet.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fees

The Company has paid $1,500 and $1,500 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for 2010 and 2009, respectively.  The Company has paid $2,000 and $2,000 for its annual financial audits for 2010 and 2009, respectively.

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

__________________
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

/s/ Robert M. Price	February 18, 2011
Robert M. Price, Chief Executive Officer, Interim Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Price	February 18, 20110
Robert M. Price, Director	Date

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