Form 10-Q
period 2010-12-31
CHINA DIGITAL VENTURES CORP
filed 2011-02-22
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 001-34858

CHINA DIGITAL VENTURES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0568076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13520 Oriental St. Rockville, MD	20853
(Address of principal executive offices)	(Zip Code)

(202) 536-5191
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

As of as of February 17, 2011 the registrant had 15,228,000 shares of its Common Stock, $0.001 par value, outstanding.

CHINA DIGITAL VENTURES CORPORATION
FORM 10-Q
DECEMBER 31, 2010
INDEX

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010	3
	Statements of Operations for the Three Months Ended December 31, 2010 and 2009 and for the Period March 26, 2007 (Inception) to December 31, 2010 (unaudited)	4
	Statement of Stockholders’ Deficit for the Period March 26, 2007 (Inception) to December 31, 2010 (unaudited)	5
	Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009 and for the Period March 26, 2007 (Inception) to December 31, 2010 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION		20

Item 1.	Legal Proceedings	20
Item 1.A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed & Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

SIGNATURE		22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Balance Sheets

	December 31, 2010	September 30, 2010
	(unaudited)	Restated

ASSETS

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,920	$-
Accrued expenses	2,000	2,500
Amount due to shareholder	28,603	19,103
Amount due to director	180	180
Total liabilities	33,703	21,783

Stockholders' deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(118,263)	(106,343)
Total stockholders' deficit	(33,703)	(21,783)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Period March 26, 2007 (Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Net revenue	$-	$550	$31,912

Cost of revenue	-	320	15,731

Gross profit	-	230	16,181

General and administrative expenses	11,920	55,318	277,121

Loss from operations	(11,920)	(55,088)	(260,940)

Other income (expense):
Gain on disposal of subsidiaries	-	-	118,193
Exchange gain	-	-	1,028
Interest income	-	141	293
Other income	-	-	903
Interest expense	-	(726)	(2,170)
Total other income (expense)	-	(585)	118,247

Loss before income taxes	(11,920)	(55,673)	(142,693)
Provision for income taxes	-	-	-

Net loss	(11,920)	(55,673)	(142,693)

Net loss attributable to noncontrolling interest	-	9,717	24,430

Net loss attributable to China Digital Ventures Corporation	$(11,920)	$(45,956)	$(118,263)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding -
Basic and Diluted	15,228,000	15,228,000

Net loss attributable to China Digital Ventures Corporation	$(11,920)	$(45,956)	$(118,263)

Foreign currency translation gain (loss)	-	(553)	-

Comprehensive loss	$(11,920)	$(46,509)	$(118,263)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficit
For the period March 26, 2007 (Inception) to December 31, 2010
(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the development	Accumulated other comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficit

Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	-	-	1,201

Common stock issued for cash at $0.02 per share	208,000	208	3,952	-	-	-	4,160

Common stock issued for services at $0.02 per share	20,000	20	380	-	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	-	-	(44,191)

Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net income for year ended September 30, 2010	-	-	-	45,666	-	(14,455)	31,211

Balance, September 30, 2010	15,228,000	15,228	69,332	(106,343)	-	-	(21,783)

Net loss for the three months ended December 31, 2010 (unaudited)	-	-	-	(11,920)	-	-	(11,920)

Balance, December 31, 2010 (unaudited)	15,228,000	$15,228	$69,332	$(118,263)	$-	$-	$(33,703)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended		For the Period March 26, 2007 (Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
Cash flows from operating activities:
Net loss	$(11,920)	$(45,956)	$(118,263)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	1,269	2,914
Noncontrolling interest	-	(9,717)	(24,430)
Gain on disposal of subsidiaries	-	-	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	-	(288)	(859)
Other receivable	-	2,048	1,812
Loan receivable	-	14,049	12,822
Due from related party	-	-	(19,443)
Deposit	-	11	(5,871)
Inventory	-	(592)	(1,897)
Accounts payable	2,920	28,967	85,661
Accrued expenses	1,500	1,480	3,960
Net cash used in operating activities	(7,500)	(8,729)	(181,387)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	75,650
Disposal of subsidiary, net of cash	-	-	39,742
Capital expenditures	-	(2,236)	(12,511)
Net cash provided by (used in) investing activities	-	(2,236)	102,881

Cash flows from financing activities:
Proceeds from loan payable	-	1,454	6,793
Amounts due shareholder	7,500	-	26,603
Amounts due directors	-	(2,467)	4,860
Proceeds from sale of common stock	-	-	44,160
Net cash provided by (used in) financing activities	7,500	(1,013)	82,416

Effect of exchange rate fluctuations on cash	-	(553)	(3,910)

Net increase (decrease) in cash	-	(12,531)	-

Cash and cash equivalents at beginning of period	-	36,227	-

Cash and cash equivalents at end of period	$-	$23,696	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$726	$2,170

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Accrued expenses paid by shareholder	$2,000	$-	$2,000
See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 1 – Restatement of Prior Period Consolidated Financial Statements

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

Consolidated Balance Sheet

	September 30, 2010
	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$-

Total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$-	$-	$-
Accrued expenses	-	2,500	2,500
Amount due to shareholder	19,103	-	19,103
Amount due to director	-	180	180
Total liabilities	19,103	2,680	21,783

Stockholders' deficit:
Common stock	15,228	-	15,228
Additional paid-in capital	69,332	-	69,332
Deficit accumulated during the development stage	(103,663)	(2,680)	(106,343)
Total stockholders' deficit	(19,103)	(2,680)	(21,783)

Total liabilities and stockholders' deficit	$-	$-	$-

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 1 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statement of Operations

	For the Year Ended September 30, 2010
	As previously reported	Adjustments	As restated

Net revenue	$1,127	$-	$1,127

Cost of revenue	320	-	320

Gross profit	807	-	807

General and administrative expenses	87,139	500	87,639

Loss from operations	(86,332)	(500)	(86,832)

Other income (expense):
Gain on disposal of subsidiaries	118,193	-	118,193
Exchange gain	1,028	-	1,028
Interest income	141	-	141
Other income	-	-	-
Interest expense	(1,319)	-	(1,319)
Total other income (expense)	118,043	-	118,043

Net income (loss)	31,711	(500)	31,211

Net loss attributable to noncontrolling interest	14,455	-	14,455

Net income (loss) attributable to China Digital Ventures Corporation	$46,166	$(500)	$45,666

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 1 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statement of Cash Flows

	For the Year Ended September 30, 2010
	As previously reported	Adjustments	As restated

Cash flows used in operating activities:
Net loss	$46,166	$(500)	$45,666
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,115	-	2,115
Noncontrolling interest	(14,455)	-	(14,455)
Gain on disposal of subsidiaries	(118,193)	-	(118,193)
Changes in operating assets and liabilities:
Accounts receivable	(705)	-	(705)
Other receivable	1,328	-	1,328
Loan receivable	14,049	-	14,049
Due from related party	(12,339)	-	(12,339)
Deposit	(5,784)	-	(5,784)
Inventory	(658)	-	(658)
Other payables	50,254	-	50,254
Loan payable	3,300	-	3,300
Accrued expenses	(37,729)	500	(37,229)
Amount due to directors	1,908	-	1,908
Net cash used in operating activities	(70,743)	-	(70,743)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	-
Disposal of subsidiary, net of cash	39,742	-	39,742
Capital expenditures	(2,236)	-	(2,236)
Net cash from investing activities	37,506	-	37,506

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	-
Net cash from financing activities	-	-	-

Effect of exchange rate fluctuations on cash	(2,990)	-	(2,990)

Net increase (decrease) in cash	(36,227)	-	(36,227)

Cash and cash equivalents at beginning of period	36,227	-	36,227

Cash and cash equivalents at end of period	$-	$-	$-

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 2 – Organization and Basis of Presentation

Organization

China Digital Ventures Corporation (the "Company") was incorporated in Nevada on March 26, 2007. The Company is currently a development stage enterprise, and following the disclosures being required by Accounting Standards Codification ASC 915 "Development Stage Entity". The principal business of the Company was its web based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 11,500,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 2,440,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 13,940,000 shares of the Company’s common stock representing 91.54%.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements include the accounts of the Company and its wholly-owned subsidiary, Lead Concept Limited, and the other subsidiaries listed below.  The results of the subsidiaries acquired or disposed of during the period are consolidated from their effective dates of acquisition and through their effective dates of disposition.
		Percentage
Company Name	Place of Incorporation	Ownership
Lead Concept Limited *	Hong Kong	100%	Direct
China Integrated Media Corporation Limited **	Australia	76.8%	Direct
China Television Corporation **	British Virgin Islands	76.8%	Indirect
CIMC Marketing Pty Limited **	Australia	76.8%	Indirect
Guangzhou HwaHe Culture & Media Company Limited **	China, Peoples Republic of China	76.8%	Indirect

* Disposed of on June 20, 2010
** Acquired and consolidated on July 6, 2009. Disposed of on April 30, 2010.

All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $11,920 for the three months ended December 31, 2010 and has incurred cumulative losses since inception of $118,263.  The Company has a stockholders’ deficit of $33,703 at December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 4 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and September 30, 2010, respectively, the Company had no cash equivalents.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”).  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of December 31, 2010 and 2009, there were no common share equivalents outstanding.

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries were maintained in Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates, and statements of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income”.

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

Equity Based Compensation

The Company accounts for equity-based compensation transactions with employees under the provisions of ASC Topic 718, “Compensation, Stock Compensation” (“Topic No. 718”).   Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings.  The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of our equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period.  The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 4 – Summary of Significant Accounting Policies (Continued)

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”).  Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.  When the equity instrument is utilized for measurement, the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Financial Accounting Standards Board (FASB) has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740.  As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2010.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic 915 “Development Stage Entities”.  The Company's planned principal operations have not fully commenced.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Reclassifications

Certain amounts in the December 31, 2009 financial statements have been reclassified to conform to the presentation used in the December 31, 2010 financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 4 –  Summary of Significant Accounting Policies (Continued)

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements.

Note 5 – Recent Accounting Pronouncements

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05, “Escrowed Share Arrangements and the Presumption of Compensation” (ASCU No. 2010-05”).  ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory.  When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction.  In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds.  In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized.  As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update will become effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting periods beginning November 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 6 – Related Party Transactions

As of December 31, 2010 and September 30, 2010, the amount due from the Company’s director was $180. The amount due from the director is unsecured, non-interest bearing and payable on demand.

In connection with the change in control which occurred on July 23, 2010, Canton Investments Ltd (“Canton”), the Company’s principal shareholder, assumed an outstanding loan from the former shareholders of the Company of $19,103.  During the three months ended December 31, 2010, Canton paid an additional $9,500 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $28,603 at December 31, 2010.   The loan is unsecured, non-interest bearing and there is no repayment date.

Note 7 – Stockholders’ Deficit

During the period from March 26, 2007 (date of inception) to September 30, 2007, the Company issued 10,000,000 shares of its common stock to founders of the Company for $10,000 cash or $0.001 per share.

During the period from March 26, 2007 (date of inception) to September 30, 2007, the Company issued 3,000,000 shares of its common stock for $30,000 cash or $0.01 per share.

During the year ended September 30, 2008, the Company issued 208,000 restricted shares of its common stock for $4,160 cash or $0.02 per share.

During the year ended September 30, 2008, the Company issued 20,000 restricted shares of its common stock for services rendered aggregating $400 as stock based compensation.

On July 6, 2009, the Company issued 2,000,000 shares of its Common Stock to the then current major shareholder of the Company for the acquisition of 19,200,000 shares in China Integrated Media Corporation Limited.

Note 8 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to December 31, 2010 as the Company had cumulative operating losses.  For the three months ended December 31, 2010 and 2009, the Company incurred net losses for tax purposes of $11,920 and $55,673, respectively.  Total net operating loss carried forward at December 31, 2010 is approximately $15,000.  If not utilized, they will start to expire in 2027.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Three Months Ended December 31,
	2010	2009

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 8 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31, 2010	September 30, 2010
Deferred income tax assets:

Net operating loss carry forwards	$4,960	$910
Valuation allowance	(4,960)	(910)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $4,050 for the three months ended December 31, 2010 and decreased by $14,985 for the year ended September 31, 2010.

Note 9 – Disposal of Subsidiaries

On April 30, 2010, the Company disposed of its subsidiary China Integrated Media Corporation Limited, an Australian public company, for $50,000. The Company realized a profit of $92,975 from the sale of this investment.

On June 20, 2010, the Company disposed of its subsidiary Lead Concept Limited, a Hong Kong corporation, for HK$1.00 and the Company realized a profit of US$25,218.  After the disposals and as of the date of this report, the Company had no operations.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2010
(unaudited)

Note 9 – Disposal of Subsidiaries (Continued)

The following table summarized the assets and liabilities disposed of and the resulting gains from their disposal:

	Disposal of China Integrated Media Corporation Ltd at April 30, 2010	Disposal of Lead Concept Ltd at June 20, 2010	Total for Year Ended September 30, 2010
Net assets disposed of:
Cash	$10,086	$172	$10,258
Accounts and other receivables	1,556	859	2,415
Due from related parties	19,257	7,770	27,027
Deposits	130,585	-	130,585
Inventory	1,964	279	2,243
Property and equipment	12,081	-	12,081
Goodwill	13,902	-	13,902
Other payables and accrued expenses	(195,687)	(34,652)	(230,339)
Loan payable	(40,114)	-	(40,114)
Due to related parties	(16,033)	(674)	(16,707)
Noncontrolling interest	16,546	-	16,546
Foreign currency translation adjustment	2,882	1,028	3,910

Net liabilities disposed	(42,975)	(25,218)	(68,193)
Consideration - cash	50,000	-	50,000

Gain on disposal of subsidiaries	$92,975	$25,218	$118,193

Supplemental discolsure of cash flow information:
Net cash from disposal of subsidiaries:
Cash outflow of subsidiary disposed	$(10,086)	$(172)	$(10,258)
Consideration - cash	50,000	-	50,000

Total, net	$39,914	$(172)	$39,742

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

The Company was incorporated in Nevada on March 26, 2007 and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the periods under review all revenue was derived from the telecom business sector.

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 11,500,000 shares of Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 2,440,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 13,940,000 shares of the Company’s common stock representing 91.54%.

Management is currently assessing and evaluating new strategic opportunities as it remains in its development stage.

Results of Operations

For the Three Months Ended December 31, 2010 and 2009 and For the Period March 26, 2007 (Inception) to December 31, 2010

Revenues

The Company had no revenue for the three months ended December 31, 2010 compared to $550 for the three months ended December 31, 2009. The Company incurred a cost of revenue of $0 and $320, achieving a gross profit of $0 and $230 for the three months ended December 31, 2010 and 2009, respectively. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the year ended September 30, 2010.

For the period from March 26, 2007 (date of inception) to December 31, 2010, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181

Operating Expenses

For the three months ended December 31, 2010 our total operating expenses were $11,920 compared to $55,318 for the three months ended December 31, 2009 resulting in a decrease of $43,398.  The decrease is attributable to the disposal of our operating subsidiaries during the year ended September 30, 2010.

For the period from March 26, 2007 (date of inception) to December 31, 2010, the accumulated gross profit was $16,181, the total operating expenses was $277,121 which was all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $118,263.

Liquidity and Capital Resources

As of December 31, 2010, the Company had no cash and a deficit in working capital of $33,703.

We do not have sufficient resources to effectuate our business. As of December 31, 2010, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overhead and general expenses.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

We used cash for operating activities of $7,500 and $8,729 for the three months ended December 31, 2010, and 2009.  The principal elements of cash flow used in operations for the three months ended December 31, 2010 included a net loss of $11,920, offset by an increase in accounts payable of $2,920 and an increase in accrued expenses of $1,500.

Cash generated in our financing activities was $7,500 for the three months ended December 31, 2010, compared to cash used of $1,013 during the comparable period in 2009. This increase was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder.

Cash used in investing activities during the three months ended December 31, 2010 was $0 compared to $2,236 during the same period in 2009.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

Our significant accounting policies are summarized in Note 4 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Interim Chief Financial Officer has determined that the Company continues to have the following deficiencies which represent a material weakness:

●	Lack of functioning independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	Lack of segregation of duties over financial transaction processing and reporting;

●	Ineffective controls and insufficient written policies and procedures over period end financial disclosure and reporting processes.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of Principal Executive Officer and Principal Financial Officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional independent individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2011	By: /s/ Robert M. Price
Robert M. Price
Director, Chief Executive Officer, Interim Chief Financial Officer