Form 10-Q
period 2011-03-31
CHINA DIGITAL VENTURES CORP
filed 2011-05-10
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 001-34858
___________________________________________________

CHINA DIGITAL VENTURES CORPORATION
 (Exact name of registrant as specified in its charter)
___________________________________________________

Nevada	98-0568076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13520 Oriental St. Rockville, MD	20853
(Address of principal executive offices)	(Zip Code)

(202) 536-5191
 (Registrant’s telephone number, including area code)
_____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No  ☐

As of April 29, 2011 the registrant had 15,228,000 shares of its Common Stock, $0.001 par value, outstanding.

CHINA DIGITAL VENTURES CORPORATION
FORM 10-Q
MARCH 31, 2011
INDEX

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	3
	Statements of Operations for the Three Months and Six Months Ended March 31, 2011 and 2010 and for the Period March 26, 2007 (Inception) to March 31, 2011 (unaudited)	4
	Statement of Stockholders’ Deficit for the Period March 26, 2007 (Inception) to March 31, 2011 (unaudited)	5
	Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010 and for the Period March 26, 2007 (Inception) to March 31, 2011 (unaudited)	6
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION		20

Item 1.	Legal Proceedings	20
Item 1.A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed & Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURE		21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	September 30,
	2011	2010
	(unaudited)	Restated

ASSETS

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,775	$-
Accrued expenses	500	2,500
Amount due to shareholder	38,603	19,103
Amount due to director	180	180
Total liabilities	42,058	21,783

Stockholders' deficit:

Common stock, $.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(126,618)	(106,343)
Total stockholders' deficit	(42,058)	(21,783)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

Net revenue	$-	$577	$-	$1,127	$31,912

Cost of revenue	-	-	-	320	15,731

Gross profit	-	577	-	807	16,181

General and administrative expenses	8,355	27,788	20,275	83,106	285,476

Loss from operations	(8,355)	(27,211)	(20,275)	(82,299)	(269,295)

Other income (expense):
Gain on disposal of subsidiaries	-	-	-	-	118,193
Exchange gain	-	-	-	-	1,028
Interest income	-	-	-	141	293
Other income	-	-	-	-	903
Interest expense	-	(475)	-	(1,201)	(2,170)
Total other income (expense)	-	(475)	-	(1,060)	118,247

Loss before income taxes	(8,355)	(27,686)	(20,275)	(83,359)	(151,048)
Provision for income taxes	-	-	-	-	-

Net loss	(8,355)	(27,686)	(20,275)	(83,359)	(151,048)

Net loss attributable to noncontrolling interest	-	4,738	-	14,455	24,430

Net loss attibutable to China Digital Ventures Corporation	$(8,355)	$(22,948)	$(20,275)	$(68,904)	$(126,618)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	15,228,000	15,228,000	15,228,000	15,228,000

Net loss attibutable to China Digital Ventures Corporation	$(8,355)	$(22,948)	$(20,275)	$(68,904)	$(126,618)

Foreign currency translation gain (loss)	-	401	-	(152)	-

Comprehensive loss	$(8,355)	$(22,547)	$(20,275)	$(69,056)	$(126,618)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficit
For the period March 26, 2007 (Inception) to March 31, 2011
(unaudited)
				Deficit
				accumulated	Accumulated
	Common stock		Additional	during the	other		Total
			paid-in	development	comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficit

Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	-	-	1,201

Common stock issued for cash at $0.02 per share	208,000	208	3,952	-	-	-	4,160

Common stock issued for services at $0.02 per share	20,000	20	380	-	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	-	-	(44,191)

Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net income for year ended September 30, 2010	-	-	-	45,666	-	(14,455)	31,211

Balance, September 30, 2010	15,228,000	15,228	69,332	(106,343)	-	-	(21,783)

Net loss for the six months ended March 31, 2011 (unaudited)	-	-	-	(20,275)	-	-	(20,275)

Balance, March 31, 2011 (unaudited)	15,228,000	$15,228	$69,332	$(126,618)	$-	$-	$(42,058)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			March 26, 2007
	For the Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(20,275)	$(68,904)	$(126,618)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	2,115	2,914
Noncontrolling interest	-	(14,455)	(24,430)
Gain on disposal of subsidiaries	-	-	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	-	(705)	(859)
Other receivable	-	1,397	1,812
Loan receivable	-	14,049	12,822
Due from related party	-	-	(19,443)
Deposit	-	(6)	(5,871)
Inventory	-	(572)	(1,897)
Accounts payable	2,775	46,698	85,516
Amount due to subsidiary held for sale	-	18,138	-
Accrued expenses	-	(8,691)	2,460
Net cash used in operating activities	(17,500)	(10,936)	(191,387)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	75,650
Disposal of subsidiary, net of cash	-	-	39,742
Capital expenditures	-	(2,236)	(12,511)
Net cash provided by (used in) investing activities	-	(2,236)	102,881

Cash flows from financing activities:
Proceeds from loan payable	-	1,525	6,793
Amounts due shareholder	17,500	-	36,603
Amounts due directors	-	(6,496)	4,860
Proceeds from sale of common stock	-	-	44,160
Net cash provided by (used in) financing activities	17,500	(4,971)	92,416

Effect of exchange rate fluctuations on cash	-	(152)	(3,910)

Net increase (decrease) in cash	-	(18,295)	-

Cash and cash equivalents at beginning of period	-	36,227	-

Cash and cash equivalents at end of period	$-	$17,932	$-

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			March 26, 2007
	For the Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$726	$2,170

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Accrued expenses paid by shareholder	$2,000	$-	$2,000

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
March 31, 2011
(unaudited)

Note 2 – Organization and Going Concern

Organization

China Digital Ventures Corporation (the "Company") was incorporated in Nevada on March 26, 2007. The Company is currently a development stage enterprise, and follows the disclosures required by Accounting Standards Codification ASC 915 "Development Stage Entity". The principal business of the Company was its web based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $20,275 for the six months ended March 31, 2011 and has incurred cumulative losses since inception of $126,618.  The Company has a stockholders’ deficit of $42,058 at March 31, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2010 annual consolidated financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
March 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The unaudited financial statements include the accounts of the Company and its former wholly-owned and majority-owned subsidiaries.  The results of the subsidiaries acquired or disposed of during the period are consolidated from their effective dates of acquisition and through their effective dates of disposition.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2010 consolidated statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and September 30, 2010, respectively, the Company had no cash equivalents.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”).  Under ASC 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when products are received and accepted by the customer and is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

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

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”).  Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  When the equity instrument is utilized for measurement, the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
March 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

The FASB has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740.  As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2011.

Basic and Diluted Earnings / (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of March 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries were maintained in Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to ASC 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates, and statements of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income”.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic 915 “Development Stage Entities”.  The Company's planned principal operations have not fully commenced.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Recent Accounting Pronouncements

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
March 31, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements.

Note 4 – Related Party Transactions

As of March 31, 2011 and September 30, 2010, the amount due from the Company’s director was $180. The amount due from the director is unsecured, non-interest bearing and payable on demand.

In connection with the change in control which occurred on July 23, 2010, Canton Investments Ltd (“Canton”), the Company’s principal shareholder, assumed an outstanding loan from the former shareholders of the Company of $19,103.  During the six months ended March 31, 2011, Canton paid an additional $19,500 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $38,603 at March 31, 2011.   The loan is unsecured, non-interest bearing and there is no repayment date.

Note 5 – Stockholders’ Deficit

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

Note 6 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to March 31, 2011 as the Company had cumulative operating losses.  For the six months ended March 31, 2011 and 2010, the Company incurred net losses for tax purposes of $20,275 and $83,359, respectively.  Total net operating loss carried forward at March 31, 2011 is approximately $23,000.  If not utilized, they will start to expire in 2027.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:
	For the Six Months Ended
	March 31,
	2010	2009

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
March 31, 2011
(unaudited)

Note 6 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	March 31,	September 30,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$7,800	$910
Valuation allowance	(7,800)	(910)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $6,890 for the six months ended March 31, 2011 and decreased by $14,985 for the year ended September 31, 2010.

Note 7 – Disposal of Subsidiaries

On April 30, 2010, the Company disposed of its subsidiary China Integrated Media Corporation Limited, an Australian public company, for $50,000. The Company realized a gain of $92,975 from the sale of this investment.

On June 20, 2010, the Company disposed of its subsidiary Lead Concept Limited, a Hong Kong corporation, for HK$1.00 and the Company realized a gain of US$25,218.  After the disposals and as of the date of this report, the Company had no operations.

The following table summarized the assets and liabilities disposed of and the resulting gains from their disposal:

	Disposal of China	Disposal of
	Integrated Media	Lead	Total for
	Corporation Ltd	Concept Ltd	Year Ended
	at April 30, 2010	at June 20, 2010	September 30, 2010
Net assets disposed of:
Cash	$10,086	$172	$10,258
Accounts and other receivables	1,556	859	2,415
Due from related parties	19,257	7,770	27,027
Deposits	130,585	-	130,585
Inventory	1,964	279	2,243
Property and equipment	12,081	-	12,081
Goodwill	13,902	-	13,902
Other payables and accrued expenses	(195,687)	(34,652)	(230,339)
Loan payable	(40,114)	-	(40,114)
Due to related parties	(16,033)	(674)	(16,707)
Noncontrolling interest	16,546	-	16,546
Foreign currency translation adjustment	2,882	1,028	3,910

Net liabilities disposed	(42,975)	(25,218)	(68,193)
Consideration - cash	50,000	-	50,000

Gain on disposal of subsidiaries	$92,975	$25,218	$118,193

Supplemental discolsure of cash flow information:
Net cash from disposal of subsidiaries:
Cash outflow of subsidiary disposed	$(10,086)	$(172)	$(10,258)
Condideration - cash	50,000	-	50,000

Total, net	$39,914	$(172)	$39,742

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

Results of Operations

For the Three Months and Six Months Ended March 31, 2011 and 2010 and For the Period March 26, 2007 (Inception) to March 31, 2011

Revenues

The Company had no revenue for the three months ended March 31, 2011 compared to $577 for the three months ended March 31, 2010. The Company incurred a cost of revenue of $0 and $0, achieving a gross profit of $0 and $577 for the three months ended March 31, 2011 and 2010, respectively. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the year ended September 30, 2010.

The Company had no revenue for the six months ended March 31, 2011 compared to $1,127 for the six months ended March 31, 2010. The Company incurred a cost of revenue of $0 and $320, achieving a gross profit of $0 and $807 for the six months ended March 31, 2011 and 2010, respectively. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the year ended September 30, 2010.

For the period from March 26, 2007 (date of inception) to March 31, 2011, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181

Operating Expenses

For the three months ended March 31, 2011 our total operating expenses were $8,355 compared to $27,788 for the three months ended March 31, 2010 resulting in a decrease of $19,433.  The decrease is attributable to the disposal of our operating subsidiaries during the year ended September 30, 2010.

For the six months ended March 31, 2011 our total operating expenses were $20,275 compared to $83,106 for the six months ended March 31, 2010 resulting in a decrease of $62,831.  The decrease is attributable to the disposal of our operating subsidiaries during the year ended September 30, 2010.

For the period from March 26, 2007 (date of inception) to March 31, 2011, the accumulated gross profit was $16,181, the total operating expenses were $285,476 which was all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $126,618.

Liquidity and Capital Resources

Overview

As of March 31, 2011, the Company had no cash and a deficit in working capital of $42,058.

We do not have sufficient resources to effectuate our business. As of March 31, 2011, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Six Months Ended March 31, 2011 compared to the Six Months ended March 31, 2010

We used cash for operating activities of $17,500 and $10,936 for the six months ended March 31, 2011, and 2010.  The principal elements of cash flow used in operations for the six months ended March 31, 2011 included a net loss of $20,275, offset by an increase in accounts payable of $2,775.

Cash used in investing activities during the six months ended March 31, 2011 was $0 compared to $2,236 during the same period in 2010.

Cash generated in our financing activities was $17,500 for the six months ended March 31, 2011, compared to cash used of $4,971 during the comparable period in 2010. This increase was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 3 of our unaudited financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Interim Chief Financial Officer has determined that the Company continues to have the following deficiencies which represent a material weakness:

•	Lack of functioning independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	Lack of segregation of duties over financial transaction processing and reporting;

•	Ineffective controls and insufficient written policies and procedures over period end financial disclosure and reporting processes.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of the Principal Executive Officer and Principal Financial Officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional independent individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.  Please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Bylaws (1)

Exhibit 10.1	A letter agreement for the Loan Advance dated September 30, 2009 from Mr. Bing HE (2)

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Principal Financial Officer (3)

Exhibit 32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference from Registrant’s Form SB-2 filed with the Securities and Exchange Commission on October 16, 2007.
(2)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 10-K/A filed with the Securities and Exchange Commission on November 20, 2009.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	By:	/s/ Robert M. Price
Robert M. Price
Director, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive and Financial Officer)