Form 10-Q
period 2011-06-30
CHINA DIGITAL VENTURES CORP
filed 2011-08-15
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☒  No  ☐

As of August 5, 2011 the registrant had 15,228,000 shares of its Common Stock, $0.001 par value, outstanding.

CHINA DIGITAL VENTURES CORPORATION
FORM 10-Q
JUNE 30, 2011
INDEX

PART I -- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	1

	Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	1

	Statements of Operations for the Three Months and Nine Months Ended June 30, 2011 and 2010 and for the Period March 26, 2007 (Inception) to June 30, 2011 (unaudited)	2

	Statement of Stockholders’ Deficit for the Period March 26, 2007 (Inception) to June 30, 2011 (unaudited)	3

	Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 and for the Period March 26, 2007 (Inception) to June 30, 2011 (unaudited)	4

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1.A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed & Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURE		22

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2011	2010
	(unaudited)	Restated
ASSETS

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$14,629	$-
Accrued expenses	500	2,500
Amount due to shareholder	40,353	19,103
Amount due to director	180	180
Total liabilities	55,662	21,783

Stockholders' deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(140,222)	(106,343)
Total stockholders' deficit	(55,662)	(21,783)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Net revenue	$-	$-	$-	$1,127	$31,912

Cost of revenue	-	-	-	320	15,731

Gross profit	-	-	-	807	16,181

General and administrative expenses	13,604	1,853	33,879	84,959	299,080

Loss from operations	(13,604)	(1,853)	(33,879)	(84,152)	(282,899)

Other income (expense):
Gain on disposal of subsidiaries	-	118,193	-	118,193	118,193
Exchange gain	-	1,028	-	1,028	1,028
Interest income	-	-	-	141	293
Other income	-	-	-	-	903
Interest expense	-	(118)	-	(1,319)	(2,170)
Total other income (expense)	-	119,103	-	118,043	118,247

Income (Loss) before income taxes	(13,604)	117,250	(33,879)	33,891	(164,652)
Provision for income taxes	-	-	-	-	-

Net income (loss)	(13,604)	117,250	(33,879)	33,891	(164,652)

Net loss attributable to noncontrolling interest	-	-	-	14,455	24,430

Net income (loss) attibutable to China Digital Ventures Corporation	$(13,604)	$117,250	$(33,879)	$48,346	$(140,222)

Net income (loss) per share - basic and diluted	$(0.00)	$0.01	$(0.00)	$0.00

Weighted average number of shares outstanding - Basic and Diluted	15,228,000	15,228,000	15,228,000	15,228,000

Net income (loss) attibutable to China Digital Ventures Corporation	$(13,604)	$117,250	$(33,879)	$48,346	$(140,222)

Foreign currency translation gain (loss)	-	1,072	-	920	-

Comprehensive income (loss)	$(13,604)	$118,322	$(33,879)	$49,266	$(140,222)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficit
For the period March 26, 2007 (Inception) through June 30, 2011
(unaudited)

				Deficit
				accumulated	Accumulated
	Common stock		Additional	during the	other		Total
			paid-in	development	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficit

Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	-	-	1,201

Common stock issued for cash at $0.02 per share	208,000	208	3,952	-	-	-	4,160

Common stock issued for services at $0.02 per share	20,000	20	380	-	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	-	-	(44,191)

Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net income for year ended September 30, 2010	-	-	-	45,666	-	(14,455)	31,211

Balance, September 30, 2010	15,228,000	15,228	69,332	(106,343)	-	-	(21,783)

Net loss for the nine months ended June 30, 2011 (unaudited)	-	-	-	(33,879)	-	-	(33,879)

Balance, June 30, 2011 (unaudited)	15,228,000	$15,228	$69,332	$(140,222)	$-	$-	$(55,662)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			March 26, 2007
	For the Nine Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(33,879)	$48,346	$(140,222)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	-	2,115	2,914
Noncontrolling interest	-	(14,455)	(24,430)
Gain on disposal of subsidiaries	-	(118,193)	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	-	(705)	(859)
Other receivable	-	1,328	1,812
Loan receivable	-	14,049	12,822
Due from related party	-	-	(19,443)
Deposit	-	(5,784)	(5,871)
Inventory	-	(658)	(1,897)
Accounts payable	14,629	50,254	97,370
Accrued expenses	-	(39,729)	2,460
Net cash used in operating activities	(19,250)	(63,432)	(193,137)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	75,650
Disposal of subsidiary, net of cash	-	39,742	39,742
Capital expenditures	-	(2,236)	(12,511)
Net cash provided by investing activities	-	37,506	102,881

Cash flows from financing activities:
Proceeds from loan payable	-	3,300	6,793
Amounts due shareholder	19,250	19,103	38,353
Amounts due directors	-	(29,714)	4,860
Proceeds from sale of common stock	-	-	44,160
Net cash provided by (used in) financing activities	19,250	(7,311)	94,166

Effect of exchange rate fluctuations on cash	-	(2,990)	(3,910)

Net increase (decrease) in cash	-	(36,227)	-

Cash and cash equivalents at beginning of period	-	36,227	-

Cash and cash equivalents at end of period	$-	$-	$-

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			March 26, 2007
	For the Nine Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$1,319	$2,170

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Accrued expenses paid by shareholder	$2,000	$-	$2,000

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

Note 1 - Restatement of Prior Period Consolidated Financial Statements (Continued)

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

Note 1 - Restatement of Prior Period Consolidated Financial Statements (Continued)

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
June 30, 2011
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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $33,879 for the nine months ended June 30, 2011 and has incurred cumulative losses since inception of $140,222.  The Company has a stockholders’ deficit of $55,662 at June 30, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2010 annual consolidated financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and September 30, 2010, respectively, the Company had no cash equivalents.

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740.  As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of June 30, 2011.

Basic and Diluted Earnings / (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of June 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Note 4 – Related Party Transactions

As of June 30, 2011 and September 30, 2010, the amount due from the Company’s director was $180. The amount due from the director is unsecured, non-interest bearing and payable on demand.

In connection with the change in control which occurred on July 23, 2010, Canton Investments Ltd (“Canton”), the Company’s principal shareholder, assumed an outstanding loan from the former shareholders of the Company of $19,103.  During the nine months ended June 30, 2011, Canton paid an additional $21,250 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $40,353 at June 30, 2011.   The loan is unsecured, non-interest bearing and there is no repayment date.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

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

Note 6 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to June 30, 2011 as the Company had cumulative operating losses.  For the nine months ended June 30, 2011 and 2010, the Company realized net income (loss) for tax purposes of $(33,879) and $33,891, respectively.  Total net operating loss carried forward at June 30, 2011 is approximately $37,000.  If not utilized, they will start to expire in 2030.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Nine Months Ended
	June 30,
	2011	2010

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

Note 6 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	June 30,	September 30,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$12,430	$910
Valuation allowance	(12,430)	(910)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $11,520 for the nine months ended June 30, 2011 and decreased by $14,985 for the year ended September 30, 2010.

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
June 30, 2011
(unaudited)

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

In July 2009, the Company acquired a 76.8% interest in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia.

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

Results of Operations

For the Three Months and Nine Months Ended June 30, 2011 and 2010 and For the Period March 26, 2007 (Inception) to June 30, 2011

Revenues

The Company had no revenue for the three months ended June 30, 2011and 2010.

The Company had no revenue for the nine months ended June 30, 2011 compared to $1,127 for the nine months ended June 30, 2010. The Company incurred a cost of revenue of $0 and $320, achieving a gross profit of $0 and $807 for the nine months ended June 30, 2011 and 2010, respectively. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the year ended September 30, 2010.

For the period from March 26, 2007 (date of inception) to June 30, 2011, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181

Operating Expenses

For the three months ended June 30, 2011 our total operating expenses were $13,604 compared to $1,853 for the three months ended June 30, 2010 resulting in an increase of $11,751.  The increase is attributable to the increased costs in accounting and consulting fees.

For the nine months ended June 30, 2011 our total operating expenses were $33,879 compared to $84,959 for the nine months ended June 30, 2010 resulting in a decrease of $51,080.  The decrease is attributable to the disposal of our operating subsidiaries during the year ended September 30, 2010.

For the period from March 26, 2007 (date of inception) to June 30, 2011, the accumulated gross profit was $16,181, the total operating expenses were $299,080 which was all selling, general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $140,222.

Liquidity and Capital Resources

Overview

As of June 30, 2011, the Company had no cash and a deficit in working capital of $55,662.

We do not have sufficient resources to effectuate our business. As of June 30, 2011, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2011 compared to the Nine Months ended June 30, 2010

We used cash for operating activities of $19,250 and $63,432 for the nine months ended June 30, 2011, and 2010, respectively.  The principal elements of cash flow used in operations for the nine months ended June 30, 2011 included a net loss of $33,879, offset by an increase in accounts payable of $14,629.

Cash used in investing activities during the nine months ended June 30, 2011 was $0 compared to cash provided by investing activities of $37,506 during the same period in 2010.

Cash generated in our financing activities was $19,250 for the nine months ended June 30, 2011, compared to cash used of $7,311 during the comparable period in 2010. This increase was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder.

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

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Bylaws (1)

Exhibit 10.1	A letter agreement for the Loan Advance dated September 30, 2009 from Mr. Bing HE (2)

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Principal Financial Officer (3)

Exhibit 32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from Registrant’s Form SB-2 filed with the Securities and Exchange Commission on October 16, 2007.
(2)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 10-K/A filed with the Securities and Exchange Commission on November 20, 2009.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	By: /s/ Robert M. Price
Robert M. Price
Director, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive and Financial Officer)