Form 10-K
period 2011-09-30
CHINA DIGITAL VENTURES CORP
filed 2012-01-12
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).               ☒  Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes     ☐  No

On March 31, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $128,800 based upon the quoted bid price of $0.10 on March 31, 2011 on the OTCBB.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of December 19, 2011 the registrant had 15,228,000 shares of its Common Stock, $0.001 par value, outstanding.

 CHINA DIGITAL VENTURES CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

i

PART 1

Item 1.  Business

General

China Digital Ventures Corporation (the "Company", “CDVC”, “we”, “us” or “our”) was incorporated in Nevada on March 26, 2007 and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the periods presented all revenue was derived from the telecom business sector.

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

Employees

As of September 30, 2011, the Company had no employees.

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

Our auditor's report on our 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2011 Audited Financial Statements."

We have a limited operating history and are a development stage company, thus we cannot predict whether we will be successful in meeting our financial obligations.

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

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange.  To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards.  Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ.  As a result, it will be more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of September 30, 2011, there are no outstanding stock options.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains a correspondence office as its principal executive office, which is located at 13520 Oriental St., Rockville, MD 20853. This office space is used by the Company’s executive management team.  There is no charge for the space as it is provided by Mr. David E. Price, the Company’s Secretary.  The Company believes that the current facilities are suitable for its current needs.

Item 3.  Legal Proceedings

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CDVV.OB".  During the year ended September 30, 2011, there were three trades at trade prices of $1.25 (200 shares), $1.20 (151 shares) and $0.10 (151 shares) that had been traded on the OTCBB.

The Company’s transfer agent is Nevada Agency & Trust Co. of Reno, Nevada.

 Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules of the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

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

Holders

On January 10, 2012, the Company had 65 holders of record of our Common Stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6.  Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our results of operations and financial condition with the audited financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements.  See “Cautionary Statement Concerning Forward-Looking Statements.”

Company Overview

The Company was incorporated in Nevada on March 26, 2007 and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the period presented all the revenue was derived from the telecom business sector.

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

Plan of Operation

Management is currently assessing and evaluating new strategic opportunities as it remains in its development stage.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements.

Results of Operations

For the Years Ended September 30, 2011 and 2010 and For the Period March 26, 2007 (Inception) to September 30, 2011

Revenues

The Company had no revenue for the year ended September 30, 2011.

The Company had revenue of $1,127 for the year ended September 30, 2010. The Company incurred a cost of revenue of $320, achieving a gross profit of $807 for the year ended September 30, 2010. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the fiscal year.

For the period from March 26, 2007 (date of inception) to September 30, 2011, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181.

Operating Expenses

For the year ended September 30, 2011, our total operating expenses were $47,758, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended September 30, 2011 was $47,758.

For the year ended September 30, 2010, our gross profit was $807 and our total operating expenses were $87,639, all of which were selling, general and administrative expenses. We also had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $141 in interest income and $1,319 in interest expenses, and loss attributable to noncontrolling interest of $14,455. Our net profit to our shareholders for the year ended September 30, 2010 was $45,666.

For the period from March 26, 2007 (date of inception) to September 30, 2011, the accumulated gross profit was $16,181, the total operating expenses were $312,959 which were all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $2,170 in interest expenses, $1,196 in interest and other income and loss attributable to noncontrolling interest of $24,430 and resulting in an accumulated net loss to our shareholders of $154,101.

Liquidity and Capital Resources

We used cash in operating activities of $35,379 and $95,054 for the years ended September 30, 2011, and 2010, respectively.  The principal elements of cash flow used in operations for the year ended September 30, 2011 included a net loss of $47,758, offset by increases in accounts payable of $379 and accrued expenses of $12,000.

Cash used in investing activities during the year ended September 30, 2011 was $0 compared to cash provided by investing activities of $37,506 during the same period in 2010.

Cash generated in our financing activities was $35,379 for the year ended September 30, 2011, compared to cash provided by of $24,311 during the comparable period in 2010. This increase was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder.

We do not have sufficient resources to effectuate our business. As of September 30, 2011, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $47,758 for the year ended September 30, 2011, has incurred cumulative losses since inception of $154,101 and has a stockholders’ deficit of $69,541 at September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244
Certified Public Accountants	1715 Highway 35
& Management Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
China Digital Ventures Corporation

We have audited the accompanying balance sheet of China Digital Ventures Corporation as of September 30, 2011, and the related statements of operations and cash flows for the year then ended, and for the period from March 26, 2007 (inception) to September 30, 2011, and the statement of stockholders’ deficit for the period March 26, 2007 (inception) through September 30, 2011.  China Digital Venture Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Ventures Corporation as of September 30, 2011, and the results of its operations and its cash flows for the year then ended, and for the period March 26, 2007 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $47,758 for the year ended September 30, 2011, has incurred cumulative losses since inception of $154,101 and has a stockholders’ deficit of $69,541 at September 30, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

January 12, 2012
Middletown, NJ

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Room 701A, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel:  2851 7954
Fax:  2845 4086

ALBERT WONG
B. Soc., Sc., ACA, LL.B.,
C.P.A. (Practising)

To the Stockholders and Board of Directors
China Digital Ventures Corporation

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheets of China Digital Ventures Corporation, a development stage company, ("the Company") as of September 30, 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Ventures Corporation as of September 30, 2010, and the results of its operations and its cash flows for the year ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong	/s/ Albert Wong & Co Albert Wong & Co
December 28, 2010, except for Note 1 as to which the date is February 18, 2011	Certified Public Accountants

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30,
	2011	2010
		Restated

ASSETS

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$379	$-
Accrued expenses	12,000	2,500
Amount due to shareholder	57,162	19,103
Amount due to director	-	180
Total liabilities	69,541	21,783

Stockholders' deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(154,101)	(106,343)
Total stockholders' deficit	(69,541)	(21,783)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Operations

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2011	2010	2011
		Restated

Net revenue	$-	$1,127	$31,912

Cost of revenue	-	320	15,731

Gross profit	-	807	16,181

General and administrative expenses	47,758	87,639	312,959

Loss from operations	(47,758)	(86,832)	(296,778)

Other income (expense):
Gain on disposal of subsidiaries	-	118,193	118,193
Exchange gain	-	1,028	1,028
Interest income	-	141	293
Other income	-	-	903
Interest expense	-	(1,319)	(2,170)
Total other income (expense)	-	118,043	118,247

Income (loss) before income taxes	(47,758)	31,211	(178,531)

Provision for income taxes	-	-	-

Net income (loss)	(47,758)	31,211	(178,531)

Net loss attributable to noncontrolling interest	-	14,455	24,430

Net income (loss) attibutable to China Digital Ventures Corporation	$(47,758)	$45,666	$(154,101)

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding - Basic and Diluted	15,228,000	15,228,000

Net income (loss) attibutable to China Digital Ventures Corporation	$(47,758)	$45,666	$(154,101)

Foreign currency translation gain (loss)	-	920	-

Comprehensive income (loss)	$(47,758)	$46,586	$(154,101)

See accompanying notes to financial statements

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2011	2010	2011
		Restated
Cash flows from operating activities:
Net income (loss)	$(47,758)	$45,666	$(154,101)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	-	2,115	2,914
Noncontrolling interest	-	(14,455)	(24,430)
Gain on disposal of subsidiaries	-	(118,193)	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	-	(705)	(859)
Other receivable	-	1,328	1,812
Loan receivable	-	14,049	12,822
Due from related party	-	(31,442)	(19,443)
Deposit	-	(5,784)	(5,871)
Inventory	-	(658)	(1,897)
Accounts payable	379	50,254	83,120
Accrued expenses	12,000	(37,229)	14,460
Net cash used in operating activities	(35,379)	(95,054)	(209,266)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	75,650
Disposal of subsidiary, net of cash	-	39,742	39,742
Capital expenditures	-	(2,236)	(12,511)
Net cash provided by investing activities	-	37,506	102,881

Cash flows from financing activities:
Proceeds from loan payable	-	3,300	6,793
Amounts due shareholder	35,379	19,103	54,482
Amounts due directors	-	1,908	4,860
Proceeds from sale of common stock	-	-	44,160
Net cash provided by financing activities	35,379	24,311	110,295

Effect of exchange rate fluctuations on cash	-	(2,990)	(3,910)

Net increase (decrease) in cash	-	(36,227)	-

Cash and cash equivalents at beginning of year	-	36,227	-

Cash and cash equivalents at end of year	$-	$-	$-

See accompanying notes to financial statements.
Continued

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2011	2010	2011
Supplemental disclosure of cash flow information:		Restated

Cash paid for interest	$-	$1,319	$2,170

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Amounts due to director paid by shareholder	$180	$-	$180

Accrued expenses paid by shareholder	$2,500	$-	$2,500

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficit
For the period March 26, 2007 (Inception) through September 30, 2011

				Deficit
				accumulated	Accumulated
			Additional	during the	other		Total
	Common stock		paid-in	development	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficit
Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	-	-	1,201

Common stock issued for cash at $0.02 per share	208,000	208	3,952	-	-	-	4,160

Common stock issued for services at $0.02 per share	20,000	20	380	-	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	-	-	(44,191)

Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net income for year ended September 30, 2010	-	-	-	45,666	-	(14,455)	31,211

Balance, September 30, 2010	15,228,000	15,228	69,332	(106,343)	-	-	(21,783)

Net loss for the year ended September 30, 2011	-	-	-	(47,758)	-	-	(47,758)

Balance, September 30, 2011	15,228,000	$15,228	$69,332	$(154,101)	$-	$-	$(69,541)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1 - Restatement of Prior Period Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in the original Annual Report on Form 10-K for the year ended September 30, 2010 to reflect the effect of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process.  This error and the related adjustments resulted in an understatement of general and administrative expenses of $500 for the three and twelve months ended September 30, 2010, and the understatement of $2,680 of deficits accumulated during the development stage.  The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Balance Sheet
	September 30, 2010
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$-

Total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$-	$-	$-
Accrued expenses	-	2,500	2,500
Amount due to shareholder	19,103		19,103
Amount due to director	-	180	180
Total liabilities	19,103	2,680	21,783

Stockholders' deficit:
Common stock	15,228	-	15,228
Additional paid-in capital	69,332	-	69,332
Deficit accumulated during the development stage	(103,663)	(2,680)	(106,343)
Total stockholders' deficit	(19,103)	(2,680)	(21,783)

Total liabilities and stockholders' deficit	$-	$-	$-

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

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

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1 - Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statement of Cash Flows
	For the Year Ended September 30, 2010
	As previously		As
	reported	Adjustments	restated

Cash flows used in operating activities:
Net income (loss)	$46,166	$(500)	$45,666
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	2,115	-	2,115
Noncontrolling interest	(14,455)	-	(14,455)
Gain on disposal of subsidiaries	(118,193)	-	(118,193)
Changes in operating assets and liabilities:
Accounts receivable	(705)	-	(705)
Other receivable	1,328	-	1,328
Loan receivable	14,049	-	14,049
Due from related party	(12,339)		(12,339)
Deposit	(5,784)	-	(5,784)
Inventory	(658)	-	(658)
Other payables	50,254	-	50,254
Loan payable	3,300	-	3,300
Accrued expenses	(37,729)	500	(37,229)
Amount due to directors	1,908	-	1,908
Net cash used in operating activities	(70,743)	-	(70,743)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	-
Disposal of subsidiary, net of cash	39,742	-	39,742
Capital expenditures	(2,236)	-	(2,236)
Net cash from investing activities	37,506	-	37,506

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	-
Net cash from financing activities	-	-	-

Effect of exchange rate fluctuations on cash	(2,990)	-	(2,990)

Net increase (decrease) in cash	(36,227)	-	(36,227)

Cash and cash equivalents at beginning of period	36,227	-	36,227

Cash and cash equivalents at end of period	$-	$-	$-

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 2 – Nature of Business, Presentation and Going Concern

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $47,758 for the year ended September 30, 2011 and has incurred cumulative losses since inception of $154,101 as of September 30, 2011 and $106,343 as of September 30, 2010.  The Company has a stockholders’ deficit of $69,541 at September 30, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying financial statements include the amortization period for intangible assets, impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.

Principles of Consolidation

The financial statements include the accounts of the Company and its former wholly-owned and majority-owned subsidiaries.  The results of the subsidiaries acquired or disposed of during the period are consolidated from their effective dates of acquisition and through their effective dates of disposition.  All significant inter-company balances and transactions have been eliminated in consolidation.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 3 – Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain items on the 2010 consolidated statement of operations and statement of cash flows have been reclassified to conform to the current period presentation.

Earnings (Loss) Per Share

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares consist of preferred stock, convertible debentures, stock options and warrant common stock equivalent shares.  Diluted earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.    As of September 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Fair Value of Financial Instruments

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and 2010, respectively, the Company had no cash equivalents.

Income Taxes

The Company accounts for income taxes under ASC Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries were maintained in Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements were translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation", which codified Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the respective currency as the functional currency. According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates, and statements of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 that codified SFAS No. 130, “Reporting Comprehensive Income”. As of September 30, 2011 and 2010, the accumulated comprehensive income was $nil and $920, respectively.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 3 – Summary of Significant Accounting Policies (Continued)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2011.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with ASC Topic 605, “Revenue Recognition”.  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when products are received and accepted by the customer and is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC Topic 718-10 (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Development Stage Enterprise

The Company is a development stage entity, as defined in ASC 915 “Development Stage Entities” which codified Statement of Financial Accounting Standards No. 7 (SFAS 7).  The Company's planned principal operations have not fully commenced.

Accounting Standards Codification

In September 2009, the FASB issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 168 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 4 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash” (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASC 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASC Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASC 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05, “Escrowed Share Arrangements and the Presumption of Compensation” (ASC No. 2010-05”).  ASC No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically have been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory.  When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction.  In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds.  In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized.  As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update becomes effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting periods beginning November 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

Note 5 – Related Parties

As of September 30, 2010, the amount due from the Company’s director was $180.  The amount due from the director was unsecured, non-interest bearing and payable on demand.  During the year ended September 30, 2011, the Company’s principal shareholder, Canton Investments Ltd. (“Canton”), paid the $180 to the director.

In connection with the change in control which occurred on July 23, 2010, Canton assumed an outstanding loan from the former shareholders of the Company of $19,103.  During the year ended September 30, 2011, Canton paid an additional $37,879 of expenses in connection with the Company’s operations, as well as the $180 liability due to a director, resulting in an amount due to Canton of $57,162 at September 30, 2011.  The loan is unsecured, non-interest bearing and there is no repayment due.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 6 – Stockholders’ Deficit

The Company has authorized 75,000,000 shares of Common Stock, $0.001 par value.  As of September 30, 2011 and 2010, the Company had 15,228,000 shares of Common Stock issued and outstanding.

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

Pursuant to the terms of the stock purchase agreement effective July 23, 2010 between Bing HE and Canton Investments Ltd., $19,103 of amounts due to a shareholder were contributed to capital.

Note 7 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to September 30, 2011 as the Company had cumulative operating losses.  For the years ended September 30, 2011 and 2010, the Company realized net income (loss) for tax purposes of $(47,758) and $31,211, respectively.  Total net operating loss carried forward at September 30, 2011 is approximately $50,000.  If not utilized, they will start to expire in 2030.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended September 30,
	2011	2010

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	- %	- %

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 7 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$17,150	$910
Valuation allowance	(17,150)	(910)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $16,240 for the year ended September 30, 2011 and decreased by $14,985 for the year ended September 30, 2010.

Note 8 – Disposal of Subsidiaries

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

The following table summarized the assets and liabilities disposed of and the resulting gains from their disposal:

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 8 – Disposal of Subsidiaries (Continued)

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

Supplemental disclosure of cash flow information:
Net cash from disposal of subsidiaries:
Cash outflow of subsidiary disposed	$(10,086)	$(172)	$(10,258)
Consideration - cash	50,000	-	50,000

Total, net	$39,914	$(172)	$39,742

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 18, 2011, the Company terminated Albert Wong & Co. as its independent registered public accounting firm. The decision to change accountants was approved by the Company’s Board of Directors acting under authority delegated to it on February 17, 2011. The reports of Albert Wong & Co. on the Company’s financial statements as of and for the year ended September 30, 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.  However, the reports of Albert Wong & Co. on the Company’s financial statements as of and for the year ended September 30, 2010 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company incurred net losses since inception and existing uncertain conditions which the Company faces relative to its obtaining capital in the equity market.

During the Company’s two most recent fiscal years, and any subsequent interim period preceding the termination on February 18, 2011, there (i) have been no disagreements between the Company and Albert Wong & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Albert Wong & Co., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years and (ii) were no reportable events of the kind in Item 304(a)(1)(v) of Regulation S-K.

On February 18, 2011, the Company engaged Meyler & Company LLC as its independent registered public accounting firm to audit the Company’s financial statements for the year ended September 30, 2011. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging Meyler & Company LLC, consult Meyler & Company LLC regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements whereby a written report was provided to the Company or oral advice was provided that Meyler & Company LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.   Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2011:

1.	Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of segregation of duties over financial transaction processing and reporting;
3.	Ineffective controls and insufficient written policies and procedures over the period end financial disclosure and reporting processes.

As a result of the material weakness described above, management has concluded that, as of September 30, 2011, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when practical and necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Robert M. Price	73	Director and Chief Executive Officer	7/23/2010

David E. Price	47	Secretary	7/23/2010

Con UNERKOV	42	Director, President and Chief Executive Officer	5/26/2009 (a)

Bing HE	35	Director, Treasurer and Chief Financial Officer	3/26/2007 (a)

Ning HE	42	Director and Secretary	6/30/2008 (a)

(a) Resigned on July 23, 2010.

Biography of Directors and Officers

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

Ms. Ning HE was appointed as Secretary and Director of the Company on June 30, 2008. For the past 5 years, Ms. Ning He has been the Accounts Supervisor, who is responsible in the areas of accounting and office administration for GuangZhou Yuying Communication Equipment Co., Ltd., a company engaged in the business of supplying telecom and related equipment to businesses and homes in the Guangdong province in China.

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

Committees of the Board of Directors

None.

Auditors

Our principal independent accountant is Meyler & Company LLC.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as CDVC’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2011.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Robert M. Price (1)
Chief Executive Officer	2011	$-	$-	$-	$-	$-
Director	2010	$-	$-	$-	$-	$-

Con Unerkov (2)
President,Chief Executive Officer	2010	$-	$-	$-	$-	$-
Director	2009	$-	$-	$-	$-	$-

Bing HE (3)
Treasurer,Chief Financial Officer	2010	$3,000	$-	$-	$-	$3,000
Director	2009	$6,000	$-	$-	$-	$6,000

Ning HE (4)
Secretary	2010	$-	$-	$-	$-	$-
Director	2009	$-	$-	$-	$-	$-

David E. Price (5)	2011	$-	$-	$-	$-	$-
Secretary	2010	$-	$-	$-	$-	$-

(1)	Mr. Robert M. Price was appointed as Chief Executive Office, Interim Chief Financial Officer and Director on July 23, 2010.
(2)	Mr. Con Unerkov was appointed as President, Chief Executive Officer and Director on May 26, 2009. Mr. Unerkov resigned on July 23, 2010.
(3)	Mr. Bing HE stepped down as President and Chief Executive Officer on May 26, 2009. He was Chief Financial Officer, Treasurer and Director until he resigned on July 23, 2010.
(4)	Ms. Ning HE was the Secretary and a Director until her resignation on July 23, 2010. She is the sister of Mr. Bing HE.
(5)	Mr. David E. Price was appointed Secretary on July 23, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2011. Except as otherwise noted, the address of the referenced individual is c/o China Digital Ventures Corporation,  13520 Oriental St., Rockville, MD 20853.

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

	Title of			Percent
	Stock	Beneficial		of
Name and Postion	Class	Ownership		Class (4)

Canton Investments Ltd.(1)	Common Stock	13,940,000	(Direct)	91.54%

Robert M. Price (2) (3)	Common Stock	-		-

David E. Price (3)	Common Stock	-		-

All Directors and Officers as a Group	Common Stock	13,940,000		91.54%

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Belize at Hutson & Eyre St, Blake Bld #302, Belize City, Belize
(2)	Indicates director.
(3)	Indicates officer.
(4)	The percentage of common stock is calculated based upon 15,228,000 shares issued and outstanding as of September 30, 2011.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fees

On February 18, 2011, the Company replaced Albert Wong & Co. and engaged Meyler & Company LLC as its independent registered public accounting firm as of and for the year ended September 30, 2011.  The change in independent registered public accounting firm is not the result of any disagreement with Albert Wong & Co.

The aggregate fees billed by Meyler & Company LLC for the audit of the Company’s annual financial statements were $12,000 for the year ended September 30, 2011. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $15,000 during the year ended September 30, 2011.

The aggregate fees billed by Albert Wong & Co. for the audit of the Company’s annual financial statements were $2,000 for the year ended September 30, 2010. The aggregate fees billed by Albert Wong & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $1,500 during the year ended September 30, 2010.

Audit-Related Fees

For the years ended September 30, 2011 and 2010, our principal accountants did not render any audit-related services.

Tax Fees

For the fiscal years ended September 30, 2011 and 2010, our principal accountants did not render any services for tax compliance, tax advice, or tax planning work.

All Other Fees

The Company has no other related fees.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Chief Financial Officer
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert M. Price	January 12, 2012
Robert M. Price, Chief Executive Officer, Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Price	January 12, 2012
Robert M. Price, Director	Date

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