Form 10-Q
period 2011-12-31
CHINA DIGITAL VENTURES CORP
filed 2012-02-13
CIK 1405660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☒ No  ☐

As of February 3, 2012 the registrant had 15,228,000 shares of its Common Stock, $0.001 par value, outstanding.

CHINA DIGITAL VENTURES CORPORATION
FORM 10-Q
DECEMBER 31, 2011
INDEX

PART I -- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2011 (unaudited) and September 30, 2011	3
	Statements of Operations for the Three Months Ended December 31, 2011 and 2010 and for the Period March 26, 2007 (Inception) to December 31, 2011 (unaudited)	4
	Statement of Stockholders’ Deficit for the Period March 26, 2007 (Inception) to December 31, 2011 (unaudited)	5
	Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 and for the Period March 26, 2007 (Inception) to December 31, 2011 (unaudited)	6
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1.A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	(Removed & Reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURE		18

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$299	$379
Accrued expenses	16,750	12,000
Amount due to shareholder	57,541	57,162
Total liabilities	74,590	69,541

Stockholders' deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(159,150)	(154,101)
Total stockholders' deficit	(74,590)	(69,541)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Net revenue	$-	$-	$31,912

Cost of revenue	-	-	15,731

Gross profit	-	-	16,181

General and administrative expenses	5,049	11,920	318,008

Loss from operations	(5,049)	(11,920)	(301,827)

Other income (expense):
Gain on disposal of subsidiaries	-	-	118,193
Exchange gain	-	-	1,028
Interest income	-	-	293
Other income	-	-	903
Interest expense	-	-	(2,170)
Total other income (expense)	-	-	118,247

Loss before income taxes	(5,049)	(11,920)	(183,580)

Provision for income taxes	-	-	-

Net loss	(5,049)	(11,920)	(183,580)

Net loss attributable to noncontrolling interest	-	-	24,430

Net loss attibutable to China Digital Ventures Corporation	$(5,049)	$(11,920)	$(159,150)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	15,228,000	15,228,000

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficit
For the period March 26, 2007 (Inception) through December 31, 2011
(unaudited)

				Deficit
				accumulated	Accumulated
	Common stock		Additional	during the	other		Total
			paid-in	development	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficit

Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	-	-	1,201

Common stock issued for cash at $0.02 per share	208,000	208	3,952	-	-	-	4,160

Common stock issued for services at $0.02 per share	20,000	20	380	-	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	-	-	(44,191)

Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	-	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net income for year ended September 30, 2010	-	-	-	45,666	-	(14,455)	31,211

Balance, September 30, 2010	15,228,000	15,228	69,332	(106,343)	-	-	(21,783)

Net loss for the year ended September 30, 2011	-	-	-	(47,758)	-	-	(47,758)

Balance, September 30, 2011	15,228,000	15,228	69,332	(154,101)	-	-	(69,541)

Net loss for the three months ended December 31, 2011 (unaudited)	-	-	-	(5,049)			(5,049)

Balance, December 31, 2011	15,228,000	$15,228	$69,332	$(159,150)	$-	$-	$(74,590)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(5,049)	$(11,920)	$(159,150)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	-	2,914
Noncontrolling interest	-	-	(24,430)
Gain on disposal of subsidiaries	-	-	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	-	-	(859)
Other receivable	-	-	1,812
Loan receivable	-	-	12,822
Due from related party	-	-	(19,443)
Deposit	-	-	(5,871)
Inventory	-	-	(1,897)
Accounts payable	299	2,920	83,419
Accrued expenses	4,750	1,500	19,210
Net cash used in operating activities	-	(7,500)	(209,266)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	75,650
Disposal of subsidiary, net of cash	-	-	39,742
Capital expenditures	-	-	(12,511)
Net cash provided by investing activities	-	-	102,881

Cash flows from financing activities:
Proceeds from loan payable	-	-	6,793
Amounts due shareholder	-	7,500	54,482
Amounts due directors	-	-	4,860
Proceeds from sale of common stock	-	-	44,160
Net cash provided by financing activities	-	7,500	110,295

Effect of exchange rate fluctuations on cash	-	-	(3,910)

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$-	$-	$-

See accompanying notes to financial statements.
Continued

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$2,170

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Amounts due to director paid by shareholder	$-	$-	$180

Accounts payable paid by shareholder	$379	$-	$379

Accrued expenses paid by shareholder	$-	$2,000	$2,500

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
December 31, 2011
(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern

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

These unaudited financial statements should be read in conjunction with our 2011 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 12, 2012.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $5,049 for the three months ended December 31, 2011 and has incurred cumulative losses since inception of $159,150.  The Company has a stockholders’ deficit of $74,590 at December 31, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
December 31, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and September 30, 2011, respectively, the Company had no cash equivalents.

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
December 31, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares consist of preferred stock, convertible debentures, stock options and warrant common stock equivalent shares.  Diluted earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.    As of December 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
December 31, 2011
 (unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements.

Note 3 – Related Party Transactions

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

During the three months ended December 31, 2011, Canton paid an additional $379 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $57,541 at December 31, 2011.   The loan is unsecured, non-interest bearing and there is no repayment date.

Note 4 – Stockholders’ Deficit

The Company has authorized 75,000,000 shares of Common Stock, $0.001 par value.  As of December 31 and September 30, 2011 the Company had 15,228,000 shares of Common Stock issued and outstanding.

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

Note 5 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to December 31, 2011 as the Company had cumulative operating losses.  For the three months ended December 31, 2011 and 2010, the Company realized net losses for tax purposes of $5,049 and $11,920, respectively.  Total net operating loss carried forward at December 31, 2011 is approximately $50,000.  If not utilized, they will start to expire in 2030.

CHINA DIGITAL VENTURES CORPORATION
 (A Development Stage Company)
 Notes to Financial Statements
December 31, 2011
 (unaudited)

Note 5 – Income Taxes (Continued)

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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,	September 30,
	2011	2011
Deferred income tax assets:

Net operating loss carry forwards	$18,870	$17,150
Valuation allowance	(18,870)	(17,150)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $1,720 for the three months ended December 31, 2011 and by $16,240 for the year ended September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by China Digital Ventures Corporation from time to time with the U.S. Securities and Exchange Commission contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made.  These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Company Overview

The Company was incorporated in Nevada on March 26, 2007 and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the periods presented, all revenue was derived from the telecom business sector.

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

Results of Operations

For the Three Months Ended December 31, 2011 and 2010 and For the Period March 26, 2007 (Inception) to December 31, 2011

Revenues

The Company had no revenue for the three months ended December 31, 2011 and 2010.

For the period from March 26, 2007 (date of inception) to December 31, 2011, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181.  All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the three months ended December 31, 2011 our total operating expenses were $5,049 compared to $11,920 for the three months ended December 31, 2010 resulting in a decrease of $6,871.

For the period from March 26, 2007 (date of inception) to December 31, 2011, the accumulated gross profit was $16,181, the total operating expenses were $318,008 which was all selling, general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $159,150.

Liquidity and Capital Resources

Overview

As of December 31, 2011, the Company had no cash and a deficit in working capital of $74,590.  Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of December 31, 2011, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Three Months Ended December 31, 2011 compared to the Three Months ended December 30, 2010

We used cash for operating activities of $0 and $7,500 for the three months ended December 31, 2011, and 2010, respectively.  The elements of cash flow used in operations for the three months ended December 31, 2011 included a net loss of $5,049, offset by increases in accounts payable of $299 and accrued expenses of $4,750.

We used no cash used in investing activities during the three months ended December 31, 2011 and 2010.

Cash generated in our financing activities was $0 for the three months ended December 31, 2011, compared to cash generated of $7,500 during the comparable period in 2010. This decrease was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2010.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2011 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

We believe that there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on January 12, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended December 31, 2011.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended December 31, 2011.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2012	By: /s/ Robert M. Price
Robert M. Price
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)