Form 10-Q
period 2012-03-31
CHINA DIGITAL VENTURES CORP
filed 2012-05-18
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012 the registrant had 15,228,000 shares of its Common Stock, $0.001 par value, outstanding.

CHINA DIGITAL VENTURES CORPORATION
FORM 10-Q

MARCH 31, 2012

INDEX

PART I -- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2012 (unaudited) and September 30, 2011	3
	Statements of Operations for the Three and Six Months Ended March 31, 2012 and 2011 and for the Period March 26, 2007 (Inception) to March 31, 2012 (unaudited)	4
	Statement of Stockholders’ Deficit for the Period March 26, 2007 (Inception) to March 31, 2012 (unaudited)	5
	Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011 and for the Period March 26, 2007 (Inception) to March 31, 2012 (unaudited)	6
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1.A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURE		18

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA DIGITAL VENTURES CORPORATION

(A Development Stage Company)

Balance Sheets

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$22,914	$379
Accrued expenses	22,500	12,000
Amount due to shareholder	66,930	57,162
Total current liabilities	112,344	69,541

Other liabilities	–	–

Total liabilities	112,344	69,541

Stockholders' deficit:

Common stock, $.001 par value, 75,000,000 shares authorized, 15,228,000 shares issued and outstanding	15,228	15,228
Additional paid-in capital	69,332	69,332
Deficit accumulated during the development stage	(196,904)	(154,101)
Total stockholders' deficit	(112,344)	(69,541)

Total liabilities and stockholders' deficit	$–	$–

 See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period March 26, 2007 (Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31
	2012	2011	2012	2011	2012

Net revenue	$–	$–	$–	$–	$31,912

Cost of revenue	–	–	–	–	15,731

Gross profit	–	–	–	–	16,181

General and administrative expenses	37,754	8,355	42,803	20,275	355,762

Loss from operations	(37,754)	(8,355)	(42,803)	(20,275)	(339,581)

Other income (expense):
Gain on disposal of subsidiaries	–	–	–	–	118,193
Exchange gain	–	–	–	–	1,028
Interest income	–	–	–	–	293
Other income	–	–	–	–	903
Interest expense	–	–	–	–	(2,170)
Total other income (expense)	–	–	–	–	118,247

Loss before income taxes	(37,754)	(8,355)	(42,803)	(20,275)	(221,334)
Provision for income taxes	–	–	–	–	–
Net loss	(37,754)	(8,355)	(42,803)	(20,275)	(221,334)

Net loss attributable to noncontrolling interest	–	–	–	–	24,430

Net loss attibutable to China Digital Ventures Corporation	$(37,754)	$(8,355)	$(42,803)	$(20,275)	$(196,904)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	15,228,000	15,228,000	15,228,000	15,228,000

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION

(A Development Stage Company)

Statement of Stockholders' Deficit

For the period March 26, 2007 (Inception) through March 31, 2012

(unaudited)

			Additional	Deficit accumulated during the	Accumulated other		Total
	Common stock		paid-in	development	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	capital	stage	(loss)	interest	deficit
Common stock issued to founders for cash at $.001 per share	10,000,000	$10,000	$–	$–	$–	$–	$10,000
Common stock issued for cash at $0.01 per share	3,000,000	3,000	27,000	–	–	–	30,000
Net loss for the period March 26, 2007 (inception) to September 30, 2007	–	–	–	(38,799)	–	–	(38,799)
Balance, September 30, 2007	13,000,000	13,000	27,000	(38,799)	–	–	1,201
Common stock issued for cash at $0.02 per share	208,000	208	3,952	–	–	–	4,160
Common stock issued for services at $0.02 per share	20,000	20	380	–	–	–	400
Net loss for the year ended September 30, 2008	–	–	–	(49,952)	–	–	(49,952)
Balance, September 30, 2008	13,228,000	13,228	31,332	(88,751)	–	–	(44,191)
Shares issued for acquisition of subsidiary	2,000,000	2,000	38,000	–	–	–	40,000
Foreign currency translation adjustment	–	–	–	–	(920)	–	(920)
Net loss for the year ended September 30, 2009	–	–	–	(63,258)	–	(2,091)	(65,349)
Balance, September 30, 2009	15,228,000	15,228	69,332	(152,009)	(920)	(2,091)	(70,460)
Foreign currency translation adjustment	–	–	–	–	920	–	920
Disposal of subsidiary	–	–	–	–	–	16,546	16,546
Net income for year ended September 30, 2010	–	–	–	45,666	–	(14,455)	31,211
Balance, September 30, 2010	15,228,000	15,228	69,332	(106,343)	–	–	(21,783)
Net loss for the year ended September 30, 2011	–	–	–	(47,758)	–	–	(47,758)
Balance, September 30, 2011	15,228,000	15,228	69,332	(154,101)	–	–	(69,541)
Net loss for the six months ended March 31, 2012 (unaudited)	–	–	–	(42,803)	–	–	(42,803)
Balance, March 31, 2012	15,228,000	$15,228	$69,332	$(196,904)	$–	$–	$(112,344)

See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			For the Period
			March 26, 2007
	For the Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(42,803)	$(20,275)	$(196,904)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposit	–	–	(5,871)
Inventory	–	–	(1,897)
Accounts payable	22,914	2,775	106,034
Accrued expenses	16,500	–	30,960
Net cash used in operating activities	(3,389)	(17,500)	(212,655)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Amounts due shareholder	3,389	17,500	57,871
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	3,389	17,500	113,684

Effect of exchange rate fluctuations on cash	–	–	(3,910)

Net increase (decrease) in cash	–	–	–

Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

See accompanying notes to financial statements.

Continued

CHINA DIGITAL VENTURES CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended		For the Period March 26, 2007 (Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–	$2,170
Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:
Amounts due to director paid by shareholder	$–	$–	$180
Accounts payable paid by shareholder	$379	$–	$379
Accrued expenses paid by shareholder	$6,000	$2,000	$8,500

 See accompanying notes to financial statements.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

The Company is currently evaluating acquisitions of certain gold, copper and uranium mineral property rights.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $42,803 for the six months ended March 31, 2012 and has incurred cumulative losses since inception of $196,904. The Company has a stockholders’ deficit of $112,344 at March 31, 2012.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)

Notes to Financial Statements
March 31, 2012

(unaudited)

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and September 30, 2011, respectively, the Company had no cash equivalents.

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

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)

Notes to Financial Statements
March 31, 2012

(unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares consist of preferred stock, convertible debentures, stock options and warrant common stock equivalent shares.  Diluted earnings (loss) per share excludes all potentially dilutive shares if their effect is anti-dilutive.    As of March 31, 2012 and 2011, respectively, there were no common share equivalents outstanding.

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

During the six months ended March 31, 2012, Canton paid an additional $9,768 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $66,930 at March 31, 2012.   The loan is unsecured, non-interest bearing and there is no repayment date.

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)

Notes to Financial Statements
March 31, 2012

(unaudited)

Note 4 – Stockholders’ Deficit

The Company has authorized 75,000,000 shares of Common Stock, $0.001 par value.  As of March 31, 2012 and September 30, 2011 the Company had 15,228,000 shares of Common Stock issued and outstanding.

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

Note 5 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to March 31, 2012 as the Company had cumulative operating losses. For the six months ended March 31, 2012 and 2011, the Company realized net losses for tax purposes of $42,803 and $20,275, respectively. Total net operating loss carried forward at March 31, 2012 is approximately $93,000. If not utilized, they will start to expire in 2030.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Six Months Ended
	March 31,
	2012	2011

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	- %	- %

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	March 31,	September 30,
	2012	2011
Deferred income tax assets:

Net operating loss carry forwards	$31,700	$17,150
Valuation allowance	(31,700)	(17,150)

Net deferred income tax assets	$–	$–

CHINA DIGITAL VENTURES CORPORATION
(A Development Stage Company)

Notes to Financial Statements
March 31, 2012

(unaudited)

Note 5 – Income Taxes (Continued)

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $14,550 for the six months ended March 31, 2012 and by $16,240 for the year ended September 30, 2011.

Note 6 – Subsequent Events

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Plan of Operation

On March 21, 2012, the Company signed a Letter of Intent to acquire all of the mineral rights properties of ARNEVUT Resources, Inc. (“ARNEVUT”). An exploration and mining company engaged in the identification, acquisition, evaluation, exploration and development of mineral properties in the United States. ARNEVUT holds mineral rights, or options to acquire mineral rights, on certain properties in Nevada, Utah, and New Mexico. The Company is currently negotiating definitive acquisition agreements.

Results of Operations

For the Three and Six Months Ended March 31, 2012 and 2011 and For the Period March 26, 2007 (Inception) to March 31, 2012

Revenues

The Company had no revenue for the three and six months ended March 31, 2012 and 2011.

For the period from March 26, 2007 (date of inception) to March 31, 2012, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the three months ended March 31, 2012 our total operating expenses were $37,754 compared to $8,355 for the three months ended March 31, 2011 resulting in an increase of $29,399. The increase in operating expenses primarily relates to increases in legal fees, accounting and audit fees, and costs associated with regulatory reporting.

For the six months ended March 31, 2012 our total operating expenses were $42,803 compared to $20,275 for the six months ended March 31, 2011 resulting in an increase of $22,528. The increase in operating expenses primarily relates to increases in legal fees, accounting and audit fees, and costs associated with regulatory reporting.

For the period from March 26, 2007 (date of inception) to March 31, 2012, the accumulated gross profit was $16,181, the total operating expenses were $355,762 which was all selling, general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $196,904.

Liquidity and Capital Resources

Overview

As of March 31, 2012, the Company had no cash and a deficit in working capital of $112,344. Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of March 31, 2012, we had no cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations, in addition to potential operating, exploration and development expenses associated with the planned acquisition of certain mineral property rights of ARVENUT. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $25,000 will be needed for general overhead expenses such as legal and accounting fees, office overhead and general expenses. Potential exploration and development expenses have not yet been identified at this time.

Liquidity and Capital Resources during the Six Months Ended March 31, 2012 compared to the Six Months ended March 31, 2011

We used cash for operating activities of $3,389 and $17,500 for the six months ended March 31, 2012, and 2011, respectively. The elements of cash flow used in operations for the six months ended March 31, 2012 included a net loss of $42,803, offset by increases in accounts payable of $22,914 and accrued expenses of $16,500. The elements of cash flow used in operations for the six months ended March 31, 2011 included a net loss of $20,275, offset by increases in accounts payable of $2,775.

We used no cash in investing activities during the six months ended March 31, 2012 and 2011.

Cash generated in our financing activities was $3,389 for the six months ended March 31, 2012, compared to cash generated of $17,500 during the comparable period in 2011. This decrease was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2011.

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

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

Item 4.  Mine Safety Disclosures

Not applicable.

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

______________________

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

Date: May 18, 2012	By: /s/ Robert M. Price
Robert M. Price
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)

