Form 10-Q
period 2012-06-30
Paradigm Resource Management Corp
filed 2012-08-20
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34858

___________________________________________________

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

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

Yes ☒  No  ☐

As of August 15, 2012 the registrant had 1,522,800,000 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)
FORM 10-Q

JUNE 30, 2012

INDEX

PART I -- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011	3
	Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011 and for the Period March 26, 2007 (Inception) to June 30, 2012 (unaudited)	4
	Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011 and for the Period March 26, 2007 (Inception) to June 30, 2012 (unaudited)	5
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1.A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURE		14

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Balance Sheets

	June 30, 2012	September 30, 2011
	(unaudited)	(restated)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$10,619	$379
Accrued expenses	4,750	12,000
Amount due to shareholder	121,677	57,162
Total current liabilities	137,046	69,541

Other liabilities	–	–

Total liabilities	137,046	69,541

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized,1,522,800,000 shares issued and outstanding	1,522,800	1,522,800
Deficit accumulated during the development stage	(1,659,846)	(1,592,341)
Total stockholders' deficit	(137,046)	(69,541)

Total liabilities and stockholders' deficit	$–	$–

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period March 26, 2007 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Net revenue	$–	$–	$–	$–	$31,912

Cost of revenue	–	–	–	–	15,731

Gross profit	–	–	–	–	16,181

General and administrative expenses	24,702	13,604	67,505	33,879	380,464

Loss from operations	(24,702)	(13,604)	(67,505)	(33,879)	(364,283)

Other income (expense):
Gain on disposal of subsidiaries	–	–	–	–	118,193
Exchange gain	–	–	–	–	1,028
Interest income	–	–	–	–	293
Other income	–	–	–	–	903
Interest expense	–	–	–	–	(2,170)
Total other income (expense)	–	–	–	–	118,247

Loss before income taxes	(24,702)	(13,604)	(67,505)	(33,879)	(246,036)

Provision for income taxes	–	–	–	–	–

Net loss	(24,702)	(13,604)	(67,505)	(33,879)	(246,036)

Net loss attributable to noncontrolling interest	–	–	–	–	24,430

Net loss attibutable to Paradigm ResourceManagement Corporation	$(24,702)	$(13,604)	$(67,505)	$(33,879)	$(221,606)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	1,522,800,000	1,522,800,000	1,522,800,000	1,522,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended		For the Period March 26, 2007 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash flows from operating activities:
Net loss	$(67,505)	$(33,879)	$(221,606)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposit	–	–	(5,871)
Inventory	–	–	(1,897)
Accounts payable	10,619	14,629	93,739
Accrued expenses	4,750	–	19,210
Net cash used in operating activities	(52,136)	(19,250)	(261,402)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Amounts due shareholder	52,136	19,250	106,618
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	52,136	19,250	162,431

Effect of exchange rate fluctuations on cash	–	–	(3,910)

Net increase (decrease) in cash	–	–	–

Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

See accompanying notes to financial statements.

Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended		For the Period March 26, 2007 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$2,170

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

Amounts due to director paid by shareholder	$–	$–	$180

Accounts payable paid by shareholder	$379	$–	$379

Accrued expenses paid by shareholder	$12,000	$2,000	$14,500

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)
(A Development Stage Company)

Notes to Financial Statements
June 30, 2012

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Paradigm Resource Management Corporation (the "Company") was incorporated in Nevada on March 26, 2007 under the name China Digital Ventures Corporation. The principal business of the Company was its web based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 1,150,000,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 244,000,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 1,394,000,000 shares of the Company’s common stock representing 91.54%.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation. The Company is currently contemplating acquisitions of certain gold, copper and uranium mineral property rights.

Stock Split

On June 1, 2012, the Company's Board of Directors declared a one hundred-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 15,228,000 to 1,522,800,000. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 1, 2012. The total number of authorized common shares and the par value thereof was not changed by the split.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $67,505 for the nine months ended June 30, 2012 and has incurred cumulative losses since inception of $221,606. The Company has a stockholders’ deficit of $137,046 at June 30, 2012.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)
(A Development Stage Company)

Notes to Financial Statements
June 30, 2012

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic 915 “Development Stage Entities” and as such, its planned principal operations have not fully commenced.

Note 2 – Related Party Transactions

In connection with the change in control which occurred on July 23, 2010, Canton Investments Ltd (“Canton”), the Company’s principal shareholder, assumed an outstanding loan from the former shareholders of the Company of $19,103. During the year ended September 30, 2011, Canton paid an additional $37,879 of expenses in connection with the Company’s operations, as well as a $180 liability due to a director, resulting in an amount due to Canton of $57,162 at September 30, 2011.

During the nine months ended June 30, 2012, Canton paid an additional $64,515 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $121,677 at June 30, 2012.   The loan is unsecured, non-interest bearing and there is no repayment date.

Note 3 – Stockholders’ Deficit

During the period from March 26, 2007 (date of inception) to September 30, 2007, the Company issued 1,000,000,000 shares of its common stock to founders of the Company for $10,000 cash or $0.00001 per share.

During the period from March 26, 2007 (date of inception) to September 30, 2007, the Company issued 300,000,000 shares of its common stock for $30,000 cash or $0.0001 per share.

During the year ended September 30, 2008, the Company issued 20,800,000 restricted shares of its common stock for $4,160 cash or $0.0002 per share.

During the year ended September 30, 2008, the Company issued 2,000,000 restricted shares of its common stock for services rendered aggregating $400 as stock based compensation.

On July 6, 2009, the Company issued 200,000,000 shares of its Common Stock to the then current major shareholder of the Company for the acquisition of 19,200,000 shares in China Integrated Media Corporation Limited.

On April 24, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to increase its authorized number of common shares to 1,600,000,000 at $0.001 par value.  As of June 30, 2012 and September 30, 2011 the Company had 1,522,800,000 shares of Common Stock issued and outstanding.

On June 1, 2012, the Company's Board of Directors declared a one hundred-to-one forward stock split which was distributed on June 22, 2012 to shareholders of record and has filed an amendment to its Articles of Incorporation in the State of Nevada. The par value of $0.001 remained the same. The impact of the forward split created an increase in common stock of $1,507,572 and a resultant charge to additional paid in capital and the deficit accumulated during the development stage of $69,332 and $1,438,240, respectively.

Note 4 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.

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

Company Overview

The Company was incorporated as China Digital Ventures Corporation in Nevada on March 26, 2007 and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the period March 26, 2007 (inception) to June 30, 2012, all revenue was derived from the telecom business sector.

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

On June 20, 2010, the Company disposed of its subsidiary company, Lead Concept Limited, which operated its web based VOIP business as the Company was no longer competitive in this market segment. After this disposal, the Company had no operations.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 1,150,000,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 244,000,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 1,394,000,000 shares of the Company’s common stock representing 91.54%.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation. The Company is currently contemplating acquisitions of certain gold, copper and uranium mineral property rights.

The Company is currently a development stage enterprise.

Plan of Operation

On March 21, 2012, the Company signed a Letter of Intent to acquire all of the mineral rights properties of ARNEVUT Resources, Inc. (“ARNEVUT”), an exploration and mining company engaged in the identification, acquisition, evaluation, exploration and development of mineral properties in the United States. ARNEVUT holds mineral rights, or options to acquire mineral rights, on certain properties in Nevada, Utah, and New Mexico. The Company is currently negotiating definitive acquisition agreements.

On May 22, 2012, the Company signed a Memorandum of Understanding between the shareholder group of Sao Camilo Mineradora Ltda. Group (“Sao Camilo”) to acquire a strategic equity interest in Sao Camilo. Sao Camilo was founded in 2006 with the objective of developing an iron ore proessing project, The Sao Camilo Project, to produce and export pellet feeds from its mining resources located nearby the city of Sao Raimundo Nonato, south of Piaui State, in the northeast region of Brazil. To date, Sao Camilo has acquired two farms totaling 690 hectares, which cover most of the mining rights, including the ideal location for the construction of plant facilities, piling stocks and tailings dam. The Company is currently negotiating definitive acquisition agreements for these properties.

Results of Operations

For the Three and Nine Months Ended June 30, 2012 and 2011 and For the Period March 26, 2007 (Inception) to June 30, 2012

Revenues

The Company had no revenue for the three and nine months ended June 30, 2012 and 2011.

For the period from March 26, 2007 (date of inception) to June 30, 2012, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the three months ended June 30, 2012 total operating expenses were $24,702 compared to $13,604 for the three months ended June 30, 2011 resulting in an increase of $11,098. The increase in operating expenses primarily relates to increases in legal fees, accounting and audit fees, and costs associated with regulatory reporting.

For the nine months ended June 30, 2012 total operating expenses were $67,505 compared to $33,879 for the nine months ended June 30, 2011 resulting in an increase of $36,626. The increase in operating expenses primarily relates to increases in legal fees, accounting and audit fees, and costs associated with regulatory reporting.

For the period from March 26, 2007 (date of inception) to June 30, 2012, the accumulated gross profit was $16,181, the total operating expenses were $380,464 which was all general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $221,606.

Liquidity and Capital Resources

Overview

As of June 30, 2012, the Company had no cash and a deficit in working capital of $137,046. Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of June 30, 2012, we had no cash. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations, in addition to potential operating, exploration and development expenses associated with the planned acquisition of certain mineral property rights of ARVENUT and Sao Camilo. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $75,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses. Potential exploration and development expenses have not yet been identified at this time.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2012 compared to the Nine Months ended June 30, 2011

We used cash for operating activities of $52,136 and $19,250 for the nine months ended June 30, 2012, and 2011, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2012 included a net loss of $67,505, offset by increases in accounts payable of $10,619 and accrued expenses of $4,750. The elements of cash flow used in operations for the nine months ended June 30, 2011 included a net loss of $33,879, offset by increases in accounts payable of $14,629.

We used no cash in investing activities during the nine months ended June 30, 2012 and 2011.

Cash generated in our financing activities was $52,136 for the nine months ended June 30, 2012, compared to cash generated of $19,250 during the comparable period in 2011. This increase was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2012.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended September 30, 2011, included in our Annual Report on Form 10-K as filed on January 12, 2012, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer (“PEO”) who is also the principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, the PEO/PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO/PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities.

None.

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

Date: August 20, 2012	By: /s/ Robert M. Price
Robert M. Price
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

