Form 10-K
period 2012-09-30
Paradigm Resource Management Corp
filed 2012-12-27
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:001-34858

____________________________

PARADIGM RESOURCE MANAGEMENT CORPORATION

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

☒  Yes    ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes     ☐  No

On March 31, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $322,000 based upon the quoted bid price of $0.0025 on March 31, 2012 on the OTCBB.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of December 26, 2012 the registrant had 322,800,000 shares of its Common Stock, $0.001 par value, outstanding.

 PARADIGM RESOURCE MANAGEMENT CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

PART 1

Item 1.  Business

General

Paradigm Resource Management Corporation (the "Company", “PRDM”, “we”, “us” or “our”) was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation (“CDVC”) and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the periods presented all revenue was derived from the telecom business sector.

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 1,150,000,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 244,000,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 1,394,000,000 shares of the Company’s common stock representing 91.54%.

In accordance with the change in control Mr. Bing HE resigned as the Company's President, CEO, and any other positions held by him on July 23, 2010. The resignation was not the result of any disagreement with the Company or any matter relating to the Company's operations, policies or practices. The same date Mr. Robert M. Price was named as the new Director, Chief Executive Officer and Chief Financial Officer.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation. The Company is currently contemplating acquisitions of certain gold, copper and uranium mineral property rights.

On September 10, 2012, CIL contributed 1,200,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares.  As a result of the contribution of shares, CIL owns a total of 194,000,000 shares of the Company’s common stock representing 60.1%.

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

Employees

As of September 30, 2012, the Company had no employees.

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

Our auditor's report on our 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2012 Audited Financial Statements."

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

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no guarantee that our strategy for obtaining or developing assets will be successful or that if successfully developed, will result in the Company becoming profitable.  If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investment.

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

Although the our Common Stock is currently traded on the OTC Bulletin Board, there is no assurance any public market for our Common Stock will continue.  There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the Shares. An investment in these Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

Volatility of stock prices

In the event a public market continues for our Common Stock, market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management.

Canton Investments Ltd. owns indirectly through related parties approximately 60.1% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, if you invest in us, your ability to affect corporate decisions will be limited.

Canton Investments Ltd. (“CIL”) holds 194,000,000 shares of our common stock, representing approximately 60.1% of the outstanding shares of our common stock.  Accordingly, CIL will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as CIL may continue to be our largest shareholder. The interests of CIL may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If the Company’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion.  We may face challenges in managing and expanding our business and in integrating any acquired businesses with our own.  Such eventualities will increase demands on our existing management, workforce and facilities.  Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited operational infrastructure.  In order to pursue business opportunities, we will need to build our infrastructure and operational capabilities.  Our ability to do any of these successfully could be affected by any one or more of the following factors, among others, our ability to:

●	raise substantial additional capital to fund the implementation of our business plan;
●	execute our business strategy;
●	manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
●	attract and retain qualified personnel;
●	manage our third-party relationships effectively; and
●	Accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

The Company’s failure to adequately address any one or more of the above factors could have a significant impact on its ability to implement its business plan and its ability to pursue other opportunities that arise.

Competition

In the United States, there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if the Company does not have sufficient funds for exploration, its claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.  Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long-term contracts with refining companies, thereby inhibiting our ability to process our ore and eventually market it. The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely depend on the Company’s ability to attract talent from the mining field and its ability to fund its operations. There is no assurance that our mineral exploration plans will be realized.

Limited liability of Directors and Officers.

The Company has adopted provisions to its Articles of Incorporation and Bylaws which limit the liability of its Officers and Directors, and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law, which generally provides that its officers and directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit the shareholder's ability to hold officers and directors liable for breaches of fiduciary duty, and may require the Company to indemnify its officers and directors.

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

Factors beyond the control of the Company.

Projects for the acquisition and development of the Company’s products are subject to many factors, which are outside our control.  These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), proximities to utilities and transportation, shortages of labor and materials and skilled craftsmen and price of materials and competitive products and the regulation by federal and state governmental authorities.

Lack of diversification

Because of the limited financial resources that the Company has, we do not currently intend to diversify our operations.  Our inability to diversify our activities into more than one area will subject the Company to economic fluctuations and therefore increase the risks associated with the Company’s operations.

Future changes in financial accounting standards and other applicable regulations by various governmental regulatory agencies may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of September 30, 2012, there are no outstanding stock options.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "PRDC.QB".  As of September 30, 2012, the Company’s common stock was held by 26 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer and have been adjusted for the one hundred-for-one forward stock split which occurred on June 1, 2012.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2012		For the Year Ended September 30, 2011
	High	Low	High	Low
First Quarter	$0.001	$0.001	$0.0125	$0.001
Second Quarter	$0.0025	$0.001	$0.001	$0.001
Third Quarter	$0.150	$0.0025	$0.001	$0.001
Fourth Quarter	$0.2025	$0.100	$0.001	$0.001

Our authorized capital stock consists of 1,600,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

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

Company Overview

The Company was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the periods presented all revenue was derived from the telecom business sector.

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 1,150,000,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 244,000,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 1,394,000,000 shares of the Company’s common stock representing 91.54%.

In accordance with the change in control Mr. Bing HE resigned as the Company's President, CEO, and any other positions held by him on July 23, 2010. The resignation was not the result of any disagreement with the Company or any matter relating to the Company's operations, policies or practices. The same date Mr. Robert M. Price was named as the new Director, Chief Executive Officer and Chief Financial Officer.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation. The Company is currently contemplating acquisitions of certain gold, copper and uranium mineral property rights.

On September 10, 2012, CIL contributed 1,200,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares.  As a result of the contribution of shares, CIL owns a total of 194,000,000 shares of the Company’s common stock representing 60.1%.

Plan of Operation

On March 21, 2012, the Company signed a Letter of Intent to acquire all of the mineral rights properties of ARNEVUT Resources, Inc. (“ARNEVUT”), an exploration and mining company engaged in the identification, acquisition, evaluation, exploration and development of mineral properties in the United States. ARNEVUT holds mineral rights, or options to acquire mineral rights, on certain properties in Nevada, Utah, and New Mexico. After the completion of our due diligence, management decided not to complete the acquisition.

On May 22, 2012, the Company signed a Memorandum of Understanding between the shareholder group of Sao Camilo Mineradora Ltda. Group (“Sao Camilo”) to acquire a strategic equity interest in Sao Camilo. Sao Camilo was founded in 2006 with the objective of developing an iron ore processing project, The Sao Camilo Project, to produce and export pellet feeds from its mining resources located nearby the city of Sao Raimundo Nonato, south of Piaui State, in the northeast region of Brazil. To date, Sao Camilo has acquired two farms totaling 690 hectares, which cover most of the mining rights, including the ideal location for the construction of plant facilities, piling stocks and tailings dam. After the completion of our due diligence, management decided not to complete the acquisition.

Management is currently assessing and evaluating new strategic opportunities as it remains in its development stage.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements.

Results of Operations

For the Years Ended September 30, 2012 and 2011 and For the Period March 26, 2007 (Inception) to September 30, 2012

Revenues

The Company had no revenue for the years ended September 30, 2012 and 2011.

For the period from March 26, 2007 (date of inception) to September 30, 2012, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181.  All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the period.

Operating Expenses

For the year ended September 30, 2012, our total operating expenses were $103,254, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended September 30, 2012 was $103,254.

For the year ended September 30, 2011, our total operating expenses were $47,758, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended September 30, 2012 was $47,758.

For the period from March 26, 2007 (date of inception) to September 30, 2012, the accumulated gross profit was $16,181, the total operating expenses were $416,213 which were all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest and other income and loss attributable to noncontrolling interest of $24,430, resulting in an accumulated net loss to our shareholders of $257,355.

Liquidity and Capital Resources

We used cash in operating activities of $62,767 and $35,379 for the years ended September 30, 2012, and 2011, respectively.  The principal elements of cash flow used in operations for the year ended September 30, 2012 included a net loss of $103,254, offset by increases in accounts payable of $20,737 and accrued expenses of $19,750.  The principal elements of cash flow used in operations for the year ended September 30, 2011 included a net loss of $47,758, offset by increases in accounts payable of $379 and accrued expenses of $12,000.

No cash was used in investing activities during the years ended September 30, 2012 and 2011.

Cash generated in our financing activities was $62,767 and $35,379 for the years ended September 30, 2012 and 2011, respectively. These amounts represent amounts received from our principal shareholder for expenses paid on our behalf by the shareholder.

We do not have sufficient resources to effectuate our business. As of September 30, 2012, we had no cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $103,254 for the year ended September 30, 2012, has incurred cumulative losses since inception of $257,355, and has a stockholders’ deficit of $172,795 at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Paradigm Resource Management Corporation

We have audited the accompanying balance sheets of Paradigm Resource Management Corporation as of September 30, 2012 and 2011, and the related statements of operations and cash flows for each of the years in the two-year period ended September 30, 2012, and for the period from March 26, 2007 (inception) to September 30, 2012, and the statement of stockholders’ deficit for the period March 26, 2007 (inception) through September 30, 2012. Paradigm Resource Management Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Resource Management Corporation as of September 30, 2002 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012, and for the period March 26, 2007 (inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of $103,254 and $47,758 for the years ended September 30, 2012 and 2011, respectively, has incurred cumulative losses since inception of $257,355 and has a stockholders’ deficit of $172,795 at September 30, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

December 27, 2012

Middletown, NJ

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Balance Sheets

	September 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$20,737	$379
Accrued expenses	19,750	12,000
Amount due to shareholder	132,308	57,162
Total current liabilities	172,795	69,541

Other liabilities	-	-

Total liabilities	172,795	69,541

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized,
322,800,000 and 1,522,800,000 shares issued and outstanding
at September 30, 2012 and 2011, respectively	322,800	1,522,800
Additional paid-in capital	204,000	-
Deficit accumulated during the development stage	(699,595)	(1,592,341)
Total stockholders' deficit	(172,795)	(69,541)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Statements of Operations

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2012	2011	2012

Net revenue	$-	$-	$31,912

Cost of revenue	-	-	15,731

Gross profit	-	-	16,181

General and administrative expenses	103,254	47,758	416,213

Loss from operations	(103,254)	(47,758)	(400,032)

Other income (expense):
Gain on disposal of subsidiaries	-	-	118,193
Exchange gain	-	-	1,028
Interest income	-	-	293
Other income	-	-	903
Interest expense	-	-	(2,170)
Total other income (expense)	-	-	118,247

Loss before income taxes	(103,254)	(47,758)	(281,785)

Provision for income taxes	-	-	-

Net loss	(103,254)	(47,758)	(281,785)

Net loss attributable to noncontrolling interest	-	-	24,430

Net loss attibutable to Paradigm Resource
Management Corporation	$(103,254)	$(47,758)	$(257,355)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and Diluted	1,457,226,230	1,522,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Statements of Cash Flows

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(103,254)	$(47,758)	$(257,355)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	-	2,914
Noncontrolling interest	-	-	(24,430)
Gain on disposal of subsidiaries	-	-	(118,193)
Common stock issued for services	-	-	400
Changes in operating assets and liabilities:
Accounts receivable	-	-	(859)
Other receivable	-	-	1,812
Loan receivable	-	-	12,822
Due from related party	-	-	(19,443)
Deposit	-	-	(5,871)
Inventory	-	-	(1,897)
Accounts payable	20,737	379	103,857
Accrued expenses	19,750	12,000	34,210
Net cash used in operating activities	(62,767)	(35,379)	(272,033)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	-	75,650
Disposal of subsidiary, net of cash	-	-	39,742
Capital expenditures	-	-	(12,511)
Net cash provided by investing activities	-	-	102,881

Cash flows from financing activities:
Proceeds from loan payable	-	-	6,793
Amounts due shareholder	62,767	35,379	117,249
Amounts due directors	-	-	4,860
Proceeds from sale of common stock	-	-	44,160
Net cash provided by financing activities	62,767	35,379	173,062

Effect of exchange rate fluctuations on cash	-	-	(3,910)

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of year	-	-	-

Cash and cash equivalents at end of year	$-	$-	$-

See accompanying notes to financial statements.

Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Statements of Cash Flows (Continued)

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2012	2011	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$2,170

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$379	$-	$379

Accrued expenses paid by shareholder	$12,000	$2,500	$14,500

Contribution, retirement and cancellation of 1,200,000,000 shares of common stock by principal shareholder
Common stock	$(1,200,000)	$-	$(1,200,000)
Additional paid in capital	$204,000	$-	$204,000
Deficit accumulated during the development stage	$996,000	$-	$996,000

Amounts due to director paid by shareholder	$-	$180	$180

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Statements of Stockholders'Deficit

For the period March 26, 2007 (Inception) through September 30, 2012

				Deficit
				accumulated	Accumulated
	Common stock		Additional	during the	other		Total
			paid-in	development	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	capital	stage	income (loss)	interest	deficit
Common stock issued to founders for cash at $.00001 per share	1,000,000,000	$1,000,000	$-	$(990,000)	$-	$-	$10,000

Common stock issued for cash at $0.0001 per share	300,000,000	300,000	-	(270,000)	-	-	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	-	-	-	(38,799)	-	-	(38,799)

Balance, September 30, 2007	1,300,000,000	1,300,000	-	(1,298,799)	-	-	1,201

Common stock issued for cash at $0.0002 per share	20,800,000	20,800	-	(16,640)	-	-	4,160

Common stock issued for services at $0.0002 per share	2,000,000	2,000	-	(1,600)	-	-	400

Net loss for the year ended September 30, 2008	-	-	-	(49,952)	-	-	(49,952)

Balance, September 30, 2008	1,322,800,000	1,322,800	-	(1,366,991)	-	-	(44,191)

Shares issued for acquisition of subsidiary	200,000,000	200,000	-	(160,000)	-	-	40,000

Foreign currency translation adjustment	-	-	-	-	(920)	-	(920)

Net loss for the year ended September 30, 2009	-	-	-	(63,258)	-	(2,091)	(65,349)

Balance, September 30, 2009	1,522,800,000	1,522,800	-	(1,590,249)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	-	-	-	-	920	-	920

Disposal of subsidiary	-	-	-	-	-	16,546	16,546

Net income for year ended September 30, 2010	-	-	-	45,666	-	(14,455)	31,211

Balance, September 30, 2010	1,522,800,000	1,522,800	-	(1,544,583)	-	-	(21,783)

Net loss for the year ended September 30, 2011	-	-	-	(47,758)	-	-	(47,758)

Balance, September 30, 2011	1,522,800,000	1,522,800	-	(1,592,341)	-	-	(69,541)

Contribution of shares by principal shareholder - retired and cancelled	(1,200,000,000)	(1,200,000)	204,000	996,000			-

Net loss for the year ended September 30, 2012	-	-	-	(103,254)			(103,254)

Balance, September 30, 2012	322,800,000	$322,800	$204,000	$(699,595)	$-	$-	$(172,795)

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Paradigm Resource Management Corporation (the "Company") was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation.  The principal business of the Company was its web based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $103,254 and 47,758 for the years ended September 30, 2012 and 2011, respectively, and has incurred cumulative losses since inception of $257,355.  The Company has a stockholders’ deficit of $172,795 at September 30, 2012.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

September 30, 2012

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

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of September 30, 2012 and 2011, respectively, there were no common share equivalents outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and 2011, respectively, the Company had no cash equivalents.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2012

Note 2 – Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries were maintained in Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements were translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation", which codified Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the respective currency as the functional currency. According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates, and statements of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 that codified SFAS No. 130, “Reporting Comprehensive Income”. As of September 30, 2012 and 2011, the accumulated comprehensive income was $nil and $nil, respectively.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2012.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2012

Note 2 – Summary of Significant Accounting Policies (Continued)

Accounting Standards Codification

The FASB’s Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became the FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Note 3 – Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2012

Note 3 – Recent Accounting Pronouncements (Continued)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a material impact on our financial position or results of operations.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

Note 4 – Related Parties

As of September 30, 2010, the amount due from the Company’s director was $180. The amount due from the director was unsecured, non-interest bearing and payable on demand.  During the year ended September 30, 2011, the Company’s principal shareholder, Canton Investments Ltd (“Canton”), paid the $180 to the director.

In connection with the change in control which occurred on July 23, 2010, Canton assumed an outstanding loan from the former shareholders of the Company of $19,103.  During the year ended September 30, 2011, Canton paid an additional $37,879 of expenses in connection with the Company’s operations, as well as the $180 liability due to a director, resulting in an amount due to Canton of $57,162 at September 30, 2011.   During the year ended September 30, 2012, Canton paid $379 of accounts payable and $12,000 of accrued expenses at September 30, 2011 plus $62,767 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $132,308 at September 30, 2012.  The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its Chief Executive Officer and Director, $5,000 per month for his services. At September 30, 2012, $15,000 was due to Mr. Price and included in accounts payable.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2012

Note 5 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of September 30, 2012 and 2011, the Company had 322,800,000 and 1,522,800,000 shares of Common Stock issued and outstanding, respectively.

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

On September 10, 2012, the principal shareholder of the Company contributed 1,200,000,000 shares of common stock to the Company’s treasury valued at $204,000 or $.00017 per share, based on the price paid by the shareholder to acquire the shares.  The Company immediately retired and canceled these shares resulting in a gain of $996,000 which was recorded as a credit to deficit accumulated during the development stage.

Note 6 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to September 30, 2012 as the Company had cumulative operating losses.  For the years ended September 30, 2012 and 2011, the Company realized net losses for tax purposes of $103,254 and $47,758, respectively.  Total net operating loss carried forward at September 30, 2012 is approximately $150,000.  If not utilized, they will start to expire in 2030.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended September 30,
	2012	2011

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%
25

PARADIGM RESOURCE MANAGEMENT CORPORATION

(f/k/a China Digital Ventures Corporation)

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2012

Note 6 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30,
	2012	2011
Deferred income tax assets:

Net operating loss carry forwards	$52,260	$17,150
Valuation allowance	(52,260)	(17,150)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $35,110 and $16,240 for the years ended September 30, 2012 and 2010, respectively.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of such date.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2012, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2012:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

As a result of the material weakness described above, management has concluded that, as of September 30, 2012, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

			Held
			Position
Name	Age	Positions	Since

Robert M. Price	74	Director and Chief Executive Officer	7/23/2010

David E. Price	48	Secretary	7/23/2010

Biography of Directors and Officers

Mr. Robert M. Price was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director of the Company on July 23, 2010. Mr. Price was born in New York and has lived in the District of Columbia since 1961. He was admitted to the District bar in 1963 and studied at the Hague Academy of International Law as a Carnegie Grantee. He runs his own consultancy and is a Lecturer at the American University School of Law in the District. His practice areas are in corporate law and international business.  Mr. Price is a member of the District Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States.

Mr. David E. Price was appointed as Secretary of the Company on July 23, 2010 and is the son of our Chief Executive Officer, Mr. Robert Price. Mr. Price was born in the District of Columbia and was admitted to the Bar in 1996. David has held positions in the Diplomatic Corps of the Israeli Foreign Office as well as a Congressional Aide on Capitol Hill, and General Counsel to consultants at the World Bank as well as the IDB and IMF in Washington, DC. He worked for 10 years as a corporate attorney at the International Law Firm in Washington DC before becoming a solo attorney in 2005. He is a member of the Maryland Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States. He is also a member of the Corporate Lawyer’s Association; Euro-American Lawyers Group; Association of US Securities Attorneys; American Bar Association.

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

 Committees of the Board of Directors

None.

Auditors

Our independent registered public accounting firm is Meyler & Company LLC.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2012.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Robert M. Price (1)	2012	$-	$-	$-	$-	$-
Chief Executive Officer	2011	$-	$-	$-	$-	$-
Director

David E. Price (2)	2012	$45,000	$-	$-	$-	$45,000
Secretary	2011	$-	$-	$-	$-	$-

(1)   Mr. Robert M. Price was appointed as Chief Executive Office, Interim Chief Financial Officer and Director on July 23, 2010.

(2)   Mr. David E. Price was appointed Secretary on July 23, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2012. Except as otherwise noted, the address of the referenced individual is c/o China Digital Ventures Corporation,  13520 Oriental St., Rockville, MD 20853.

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

				Percent
	Title of Stock	Beneficial		of
Name and Postion	Class	Ownership		Class (4)

Canton Investments Ltd.(1)	Common Stock	194,000,000	(Direct)	60.10%

Robert M. Price (2) (3)	Common Stock	-		-

David E. Price (3)	Common Stock	-		-

All Directors and Officers as a Group	Common Stock	194,000,000		60.10%

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Hong Konge having its offices at Corner Hutson & Eyre Streets, Blake Bld #302, Belize City, Belize.

(2)	Indicates director.

(3)	Indicates officer.

(4)	The percentage of common stock is calculated based upon 322,800,000 shares issued and outstanding as of September 30, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company has no cash.  All operating expenses are currently being paid by our majority Shareholder, Canton Investments Ltd., and are shown as due to shareholder on our balance sheet.

The Company has no formal written employment agreement or other contracts with our current Chief Executive Officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Robert Price anticipates initially devoting at a minimum of twelve to fifteen hours per month of his available time to the Company’s affairs. If and when the business operations increase and a more extensive time commitment is needed, Mr. Price is prepared to devote more time to the Company’s affairs, in the event that becomes necessary.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary. The Company’s Secretary, David Price, is the son of Mr. Robert Price.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

On February 18, 2011, the Company replaced Albert Wong & Co. and engaged Meyler & Company LLC as its independent registered public accounting firm as of and for the year ended September 30, 2011.  The change in independent registered public accounting firm was not the result of any disagreement with Albert Wong & Co.

The aggregate fees billed by Meyler & Company LLC for the audit of the Company’s annual financial statements were $15,000 and $19,000 for the years ended September 30, 2012 and 2011, respectively. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $14,250 and $15,000 during the years ended September 30, 2012 and 2011, respectively.

The aggregate fees billed by Albert Wong & Co. for the audit of the Company’s annual financial statements were $2,000 for the year ended September 30, 2011. The aggregate fees billed by Albert Wong & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $1,500 during the year ended September 30, 2011.

Audit-Related Fees

For the years ended September 30, 2012 and 2011, our principal accountants did not render any audit-related services.

Tax Fees

For the fiscal years ended September 30, 2012 and 2011, our principal accountants did not render any services for tax compliance, tax advice, or tax planning work.

All Other Fees

The Company has no other related fees.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer *
Exhibit 31.2	Rule 13a-14(a) Certification by the Chief Financial Officer *
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert M. Price	December 27, 2012
Robert M. Price, Chief Executive Officer, Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Price	December 27, 2012
Robert M. Price, Director	Date