Form 10-Q
period 2012-12-31
Paradigm Resource Management Corp
filed 2013-02-14
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 8, 2013 the registrant had 322,800,000 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2012

INDEX

PART I -- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	2
	Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012	3
	Statements of Operations for the Three Months Ended December 31, 2012 and 2011 and for the Period March 26, 2007 (Inception) to December 31, 2012 (unaudited)	4
	Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011 and for the Period March 26, 2007 (Inception) to December 31, 2012 (unaudited)	5
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II -- OTHER INFORMATION		13

Item 1.	Legal Proceedings	13
Item 1.A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURE		14

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Balance Sheets

	December 31,	September 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$–	$–
Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$16,055	$20,737
Accrued expenses	19,750	19,750
Amount due to shareholder	162,551	132,308
Total current liabilities	198,356	172,795
Other liabilities	–	–
Total liabilities	198,356	172,795

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 322,800,000 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	322,800	322,800
Additional paid-in capital	204,000	204,000
Deficit accumulated during the development stage	(725,156)	(699,595)
Total stockholders' deficit	(198,356)	(172,795)
Total liabilities and stockholders' deficit	$–	$–

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Net revenue	$–	$–	$31,912
Cost of revenue	–	–	15,731
Gross profit	–	–	16,181
General and administrative expenses	25,561	5,049	441,774
Loss from operations	(25,561)	(5,049)	(425,593)
Other income (expense):
Gain on disposal of subsidiaries	–	–	118,193
Exchange gain	–	–	1,028
Interest income	–	–	293
Other income	–	–	903
Interest expense	–	–	(2,170)
Total other income (expense)	–	–	118,247
Loss before income taxes	(25,561)	(5,049)	(307,346)
Provision for income taxes	–	–	–
Net loss	(25,561)	(5,049)	(307,346)
Net loss attributable to noncontrolling interest	–	–	24,430
Net loss attributable to Paradigm Resource Management Corporation	$(25,561)	$(5,049)	$(282,916)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	322,800,000	1,522,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(25,561)	$(5,049)	$(282,916)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposit	–	–	(5,871)
Inventory	–	–	(1,897)
Accounts payable	10,318	299	114,175
Accrued expenses	4,750	4,750	38,960
Net cash used in operating activities	(10,493)	–	(282,526)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Amounts due shareholder	10,493	–	127,742
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	10,493	–	183,555

Effect of exchange rate fluctuations on cash	–	–	(3,910)
Net increase (decrease) in cash	–	–	–
Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

See accompanying notes to financial statements.

                Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–	$2,170

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:
Accounts payable paid by shareholder	$15,000	$379	$15,379

Accrued expenses paid by shareholder	$4,750	$–	$19,250

Contribution, retirement and cancellation of 1,200,000,000 shares of common stock by principal shareholder
Common stock	$–	$–	$(1,200,000)
Additional paid in capital	$–	$–	$204,000
Deficit accumulated during the development stage	$–	$–	$996,000

Amounts due to director paid by shareholder	$–	$–	$180

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
December 31, 2012

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 1,150,000,000 post-split shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 244,000,000 post-split shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 1,394,000,000 post-split shares of the Company’s common stock representing 91.54% at July 23, 2010.

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

These unaudited financial statements should be read in conjunction with our 2012 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2012.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $25,561 for the three months ended December 31, 2012 and has incurred cumulative losses since inception of $282,916. The Company has a stockholders’ deficit of $198,356 at December 31, 2012.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

(A Development Stage Company)

Notes to Financial Statements
December 31, 2012

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic 915 “Development Stage Entities” and as such, its planned principal operations have not fully commenced.

Note 2 – Related Party Transactions

In connection with the change in control which occurred on July 23, 2010, Canton Investments Ltd. (“Canton”), the Company’s principal shareholder, assumed an outstanding loan from the former shareholders of the Company of $19,103. During the year ended September 30, 2011, Canton paid an additional $37,879 of expenses in connection with the Company’s operations, as well as a $180 liability due to a director, resulting in an amount due to Canton of $57,162 at September 30, 2011. During the year ended September 30, 2012, Canton paid $379 of accounts payable and $12,000 of accrued expenses at September 30, 2011 plus $62,767 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $132,308 at September 30, 2012.

During the three months ended December 31, 2012, Canton paid $15,000 of accounts payable and $4,750 of accrued expenses at September 30, 2012 plus an additional $10,493 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $162,551 at December 31, 2012.   The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its Chief Executive Officer and Director, $5,000 per month for his services. At December 31, 2012, $5,000 was due to Mr. Price and included in accounts payable.

Note 3 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of December 31, 2012 and September 30, 2012, the Company had 322,800,000 shares of Common Stock issued and outstanding, respectively.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
December 31, 2012

(unaudited)

Note 3 – Stockholders’ Deficit (Continued)

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Results of Operations

For the Three Months Ended December 31, 2012 and 2011 and For the Period March 26, 2007 (Inception) to December 31, 2012

Revenues

The Company had no revenue for the three months ended December 31, 2012 and 2011.

For the period from March 26, 2007 (date of inception) to December 31, 2012, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the three months ended December 31, 2012 total operating expenses were $25,561 compared to $5,049 for the three months ended December 31, 2011 resulting in an increase of $20,512. The increase in operating expenses primarily relates to increases in legal fees, accounting and audit fees, and costs associated with regulatory reporting.

For the period from March 26, 2007 (date of inception) to December 31, 2012, the accumulated gross profit was $16,181, the total operating expenses were $441,774 which was all general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $282,916.

Liquidity and Capital Resources

Overview

As of December 31, 2012, the Company had no cash and a deficit in working capital of $198,356. Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of December 31, 2012, we had no cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Three Months Ended December 31, 2012 compared to the Three Months ended December 31, 2011

We used cash for operating activities of $10,493 and $0 for the three months ended December 31, 2012, and 2011, respectively. The elements of cash flow used in operations for the three months ended December 31, 2012 included a net loss of $25,561, offset by increases in accounts payable of $10,318 and accrued expenses of $4,750. The elements of cash flow used in operations for the three months ended December 31, 2011 included a net loss of $5,049, offset by increases in accounts payable of $299 and accrued expenses of $4,750.

We used no cash in investing activities during the three months ended December 31, 2012 and 2011.

Cash generated in our financing activities was $10,493 for the three months ended December 31, 2012, compared to cash generated of $0 during the comparable period in 2011. This increase was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2012.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2012 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended September 30, 2012, included in our Annual Report on Form 10-K as filed on December 27, 2012, for a discussion of our critical accounting policies and estimates.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2012.

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

Date: February 14, 2013	By:	/s/ Robert M. Price
Robert M. Price
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

