Form 10-Q
period 2013-03-31
Paradigm Resource Management Corp
filed 2013-05-20
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No  ☐

As of May 13, 2013 the registrant had 322,800,000 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

MARCH 31, 2013

INDEX

		Page

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2013 (unaudited) and September 30, 2012	3
	Statements of Operations for the Three and Six Months Ended March 31, 2013 and 2012 and for the Period March 26, 2007 (Inception) to March 31, 2013 (unaudited)	4
	Statements of Cash Flows for the Six Months Ended March 31, 2013 and 2012 and for the Period March 26, 2007 (Inception) to March 31, 2013 (unaudited)	5
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1.A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURE		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Balance Sheets

	March 31,	September 30,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total assets	$–	$–
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$17,445	$20,737
Accrued expenses	10,000	19,750
Amount due to shareholder	197,006	132,308
Total current liabilities	224,451	172,795

Other liabilities	–	–

Total liabilities	224,451	172,795

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 322,800,000 shares issued and outstanding at March 31, 2013 and September 30, 2012	322,800	322,800
Additional paid-in capital	204,000	204,000
Deficit accumulated during the development stage	(751,251)	(699,595)
Total stockholders' deficit	(224,451)	(172,795)

Total liabilities and stockholders' deficit	$–	$–

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period March 26, 2007 (Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

Net revenue	$–	$–	$–	$–	$31,912

Cost of revenue	–	–	–	–	15,731

Gross profit	–	–	–	–	16,181

General and administrative expenses	26,095	37,754	51,656	42,803	467,869

Loss from operations	(26,095)	(37,754)	(51,656)	(42,803)	(451,688)

Other income (expense):
Gain on disposal of subsidiaries	–	–	–	–	118,193
Exchange gain	–	–	–	–	1,028
Interest income	–	–	–	–	293
Other income	–	–	–	–	903
Interest expense	–	–	–	–	(2,170)
Total other income (expense)	–	–	–	–	118,247

Loss before income taxes	(26,095)	(37,754)	(51,656)	(42,803)	(333,441)

Provision for income taxes	–	–	–	–	–

Net loss	(26,095)	(37,754)	(51,656)	(42,803)	(333,441)

Net loss attributable to noncontrolling interest	–	–	–	–	24,430

Net loss attibutable to Paradigm Resource Management Corporation	$(26,095)	$(37,754)	$(51,656)	$(42,803)	$(309,011)

Net loss per share - basic and diluted	$–	$–	$–	$–

Weighted average number of shares outstanding - Basic and Diluted	322,800,000	1,522,800,000	322,800,000	1,522,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended		For the Period March 26, 2007 (Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(51,656)	$(42,803)	$(309,011)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposit	–	–	(5,871)
Inventory	–	–	(1,897)
Accounts payable	17,405	22,914	121,262
Accrued expenses	10,000	16,500	44,210
Net cash used in operating activities	(24,251)	(3,389)	(296,284)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Amounts due shareholder	24,251	3,389	141,500
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	24,251	3,389	197,313

Effect of exchange rate fluctuations on cash	–	–	(3,910)

Net increase (decrease) in cash	–	–	–

Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

See accompanying notes to financial statements.

Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended		For the Period March 26, 2007 (Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$2,170

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$20,697	$379	$21,076

Accrued expenses paid by shareholder	$19,750	$6,000	$34,250

Contribution, retirement and cancellation of 1,200,000,000 shares of common stock by principal shareholder
Common stock	$–	$–	$(1,200,000)
Additional paid in capital	$–	$–	$204,000
Deficit accumulated during the development stage	$–	$–	$996,000

Amounts due to director paid by shareholder	$–	$–	$180

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
March 31, 2013

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2012 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2012.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $51,656 for the six months ended March 31, 2013 and has incurred cumulative losses since inception of $309,011. The Company has a stockholders’ deficit of $224,451 at March 31, 2013.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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
March 31, 2013

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

During the six months ended March 31, 2013, Canton paid $20,697 of accounts payable and $19,750 of accrued expenses at September 30, 2012 plus an additional $24,251 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $197,006 at March 31, 2013. The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its Chief Executive Officer and Director, $5,000 per month for his services. At March 31, 2013, $10,000 was due to Mr. Price and included in accounts payable. $30,000 and $15,000 are included in general and administrative expenses for the six months ended March 31, 2013 and 2012, respectively.

Note 3 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of March 31, 2013 and September 30, 2012, the Company had 322,800,000 shares of Common Stock issued and outstanding.

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
March 31, 2013

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 1,150,000,000 shares of the Company’s outstanding common stock for $205,750. Also on July 23, 2010, CIL purchased 244,000,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders. As a result of the change in control, CIL owned a total of 1,394,000,000 shares of the Company’s common stock representing 91.54% at July 23, 2010.

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

Results of Operations

For the Six Months Ended March 31, 2013 and 2012 and For the Period March 26, 2007 (Inception) to March 31, 2013

Revenues

The Company had no revenue for the six months ended March 31, 2013 and 2012.

For the period from March 26, 2007 (date of inception) to March 31, 2013, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the six months ended March 31, 2013 total operating expenses were $51,656 compared to $42,803 for the six months ended March 31, 2012 resulting in an increase of $8,853. The increase in operating expenses primarily relates to increases in legal fees, accounting and audit fees, and costs associated with regulatory reporting.

For the period from March 26, 2007 (date of inception) to March 31, 2013, the accumulated gross profit was $16,181, the total operating expenses were $467,869 which was all general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $309,011.

Liquidity and Capital Resources

Overview

As of March 31, 2013, the Company had no cash and a deficit in working capital of $224,451. Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of March 31, 2013, we had no cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Six Months Ended March 31, 2013 compared to the Six Months ended March 31, 2012

We used cash for operating activities of $24,251 and $3,389 for the six months ended March 31, 2013, and 2012, respectively. The elements of cash flow used in operations for the six months ended March 31, 2013 included a net loss of $51,656, offset by increases in accounts payable of $17,405 and accrued expenses of $10,000. The elements of cash flow used in operations for the six months ended March 31, 2012 included a net loss of $42,803, offset by increases in accounts payable of $22,914 and accrued expenses of $16,500.

We used no cash in investing activities during the six months ended March 31, 2013 and 2012.

Cash generated in our financing activities was $24,251 for the six months ended March 31, 2013, compared to cash generated of $3,389 during the comparable period in 2012. This increase was primarily attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2013.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended September 30, 2012, included in our Annual Report on Form 10-K as filed on December 27, 2012, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2013.

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

Date: May 20, 2013	By:	/s/ Robert M. Price
Robert M. Price
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

