Form 10-Q
period 2013-06-30
Paradigm Resource Management Corp
filed 2013-08-19
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

As of August 14, 2013 the registrant had 403,500,000 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

JUNE 30, 2013

INDEX

		Page
PART I -- FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Balance Sheets as of June 30, 2013 (unaudited) and September 30, 2012	1
	Statements of Operations for the Three and Nine Months Ended June 30, 2013 and 2012 and for the Period March 26, 2007 (Inception) to June 30, 2013 (unaudited)	2
	Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012 and for the Period March 26, 2007 (Inception) to June 30, 2013 (unaudited)	3
	Notes to Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	11

PART II -- OTHER INFORMATION		11

Item 1.	Legal Proceedings	11
Item 1.A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Mine Safety Disclosures	11
Item 5.	Other Information	11
Item 6.	Exhibits	12

SIGNATURE		13

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Balance Sheets

	June 30,	September 30,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$19,070	$20,737
Accrued expenses	10,000	19,750
Amount due to shareholder	219,745	132,308
Total current liabilities	248,815	172,795

Other liabilities	–	–

Total liabilities	248,815	172,795

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 322,800,000 shares issued and outstanding at June 30, 2013 and September 30, 2012	322,800	322,800
Additional paid-in capital	204,000	204,000
Deficit accumulated during the development stage	(775,615)	(699,595)
Total stockholders' deficit	(248,815)	(172,795)

Total liabilities and stockholders' deficit	$–	$–

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period March 26, 2007 (Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Net revenue	$–	$–	$–	$–	$31,912

Cost of revenue	–	–	–	–	15,731

Gross profit	–	–	–	–	16,181

General and administrative expenses	24,364	24,702	76,020	67,505	492,233

Loss from operations	(24,364)	(24,702)	(76,020)	(67,505)	(476,052)

Other income (expense):
Gain on disposal of subsidiaries	–	–	–	–	118,193
Exchange gain	–	–	–	–	1,028
Interest income	–	–	–	–	293
Other income	–	–	–	–	903
Interest expense	–	–	–	–	(2,170)
Total other income (expense)	–	–	–	–	118,247

Loss before income taxes	(24,364)	(24,702)	(76,020)	(67,505)	(357,805)

Provision for income taxes	–	–	–	–	–

Net loss	(24,364)	(24,702)	(76,020)	(67,505)	(357,805)

Net loss attributable to noncontrolling interest	–	–	–	–	24,430

Net loss attibutable to Paradigm Resource Management Corporation	$(24,364)	$(24,702)	$(76,020)	$(67,505)	$(333,375)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	322,800,000	1,522,800,000	322,800,000	1,522,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended		For the Period March 26, 2007 (Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(76,020)	$(67,505)	$(333,375)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Expenses paid directly by shareholder	46,988	52,136	164,237
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposit	–	–	(5,871)
Inventory	–	–	(1,897)
Accounts payable	19,032	10,619	122,889
Accrued expenses	10,000	4,750	44,210
Net cash used in operating activities	–	–	(154,784)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	–	–	55,813

Effect of exchange rate fluctuations on cash	–	–	(3,910)

Net increase (decrease) in cash	–	–	–

Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

See accompanying notes to financial statements.

Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended		For the Period March 26, 2007 (Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$2,170

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$20,699	$379	$21,078

Accrued expenses paid by shareholder	$19,750	$12,000	$34,250

Contribution, retirement and cancellation of 1,200,000,000 shares of common stock by principal shareholder
Common stock	$–	$–	$(1,200,000)
Additional paid in capital	$–	$–	$204,000
Deficit accumulated during the development stage	$–	$–	$996,000

Amounts due to director paid by shareholder	$–	$–	$180

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
June 30, 2013

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $76,020 for the nine months ended June 30, 2013 and has incurred cumulative losses since inception of $333,375. The Company has a stockholders’ deficit of $248,815 at June 30, 2013.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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
June 30, 2013

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

During the nine months ended June 30, 2013, Canton paid $20,699 of accounts payable and $19,750 of accrued expenses at September 30, 2012 plus an additional $46,988 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $219,745 at June 30, 2013. The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, $5,000 per month for his services. At June 30, 2013 and September 30, 2012, $15,000 was due to Mr. Price and included in accounts payable. $15,000 and $45,000 are included in general and administrative expenses for the three and nine month periods ended June 30, 2013.

Note 3 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of June 30, 2013 and September 30, 2012, the Company had 322,800,000 shares of Common Stock issued and outstanding, respectively.

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
June 30, 2013

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

Note 4 – Subsequent Events

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) by which the Company will acquire 30% of TOSS Plasma Technologies Ltd (“TPT”) previously held by AMSA and AMSA shall acquire the rights to 20% of the Company’s common stock by new issuance. The agreement also provides for, among other things, the appointment of a new Chief Executive Officer, as well as AMSA’s option to sell up to 44,833,333 shares to the Company either in the form of cash or common shares. Additionally, the Company has the option to sell up to 402,300 shares of TPT to AMSA either in the form of cash or common shares.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Note 5 - Reclassification

Certain amounts for the nine months ended June 30, 2012 and the period March 26, 2007 (inception) to June 30, 2013 have been reclassified to conform to the presentation used for the nine months ended June 30, 2013.

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

Plan of Operation

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) by which the Company will acquire 30% of TOSS Plasma Technologies Ltd (“TPT”) previously held by AMSA and AMSA shall acquire the rights to 20% of the Company’s common stock by new issuance. The agreement also provides for, among other things, the appointment of a new Chief Executive Officer, as well as AMSA’s option to sell up to 44,833,333 shares to the Company either in the form of cash or common shares. Additionally, the Company has the option to sell up to 402,300 shares of TPT to AMSA either in the form of cash or common shares.

TPT has developed a breakthrough technology and processing system for extraction of latent precious metals from certain types of complex ores. A significant percentage of mineral ores including those that contain the platinum group, gold and silver encapsulate their metals making extraction far more difficult. A prime example of the difficulty presented by these complex ores occurs with the cyanidization of gold where copper, lead, and other minerals absorb most of the cyanide making it unavailable for the extraction process. By applying TPT’s proprietary technology using Radio Frequency Plasma ("RF Plasma") torch at ultrahigh temperature of between 8,000 to 12,000 degrees Celsius, ore structure disintegrates and encapsulated gold, silver etc. are freed up and condensed for collection.

The primary reason to apply RF plasma to mineral ore processing is to gain higher recoveries than what can be otherwise achieved from conventional hydrometallurgy or pyrometallurgy. TPT has performed laboratory investigations and pilot plant demonstrations of their proprietary RF Plasma technology on both platinum group metal recoveries and gold extraction.  The results as shown in independent lab assay tests have been convincingly positive. The goal is to pave the way for mining companies and mine operators to tap into heretofore hidden or undervalued assets in complex ore mines that may or may not have been excavated.

Management is currently assessing and evaluating new strategic opportunities as it remains in its development stage.

Results of Operations

For the Nine months Ended June 30, 2013 and 2012 and For the Period March 26, 2007 (Inception) to June 30, 2013

Revenues

The Company had no revenue for the nine months ended June 30, 2013 and 2012.

For the period from March 26, 2007 (date of inception) to June 30, 2013, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the nine months ended June 30, 2013 total operating expenses were $76,020 compared to $67,505 for the nine months ended June 30, 2012 resulting in an increase of $8,515. The increase in operating expenses primarily relates to increases in legal fees, accounting and audit fees, and costs associated with regulatory reporting.

For the period from March 26, 2007 (date of inception) to June 30, 2013, the accumulated gross profit was $16,181, the total operating expenses were $492,233 which was all general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $333,375.

Liquidity and Capital Resources

Overview

As of June 30, 2013, the Company had no cash and a deficit in working capital of $248,815. Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of June 30, 2013, we had no cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Nine months Ended June 30, 2013 compared to the Nine months ended June 30, 2012

We used cash for operating activities of $46,988 and $52,136 for the nine months ended June 30, 2013, and 2012, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2013 included a net loss of $76,020, offset by increases in accounts payable of $19,032 and accrued expenses of $10,000. The elements of cash flow used in operations for the nine months ended June 30, 2012 included a net loss of $67,505, offset by increases in accounts payable of $10,619 and accrued expenses of $4,750.

We used no cash in investing activities during the nine months ended June 30, 2013 and 2012.

Cash generated in our financing activities was $46,988 for the nine months ended June 30, 2013, compared to cash generated of $52,136 during the comparable period in 2012. The financing activities are attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2013 and 2012.

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

Item 4.     Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s former principal executive officer (“PEO”) who is also the principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, the former PEO/PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the former PEO/PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2013.

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

Date: August 19, 2013	By:	/s/ Takanori Ozaki
Takanori Ozaki
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Robert M. Price
Robert M. Price
Chief Financial Officer (Principal Financial Officer)

