Form 10-K
period 2013-09-30
Paradigm Resource Management Corp
filed 2014-01-14
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-34858

____________________________

PARADIGM RESOURCE MANAGEMENT CORPORATION

 (Exact name of registrant as specified in its charter)

________________________

Nevada	98-0568076
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1900 South Norfolk Street, Suite 350 San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 577-5933

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes     ☐  No

On March 31, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $10,056,000 based upon the quoted bid price of $0.12 on March 31, 2013 on the OTCBB.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 3, 2014 the registrant had 322,800,000 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

i

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, "Risk Factors."

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

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 35,866,667 restricted shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provided AMSA an option to acquire an additional 44,833,333 restricted shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company has the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA has the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expire June 2, 2014.

Management continues to explore new investment opportunities with a focus in technology, mining and applied materials as it remains in its development stage. Management is also currently assessing and evaluating new strategic partnership opportunities for TPT to develop its customer base.

Employees

As of September 30, 2013, the Company had three employees.

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

Our auditor's report on our 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2013 Audited Financial Statements."

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

Factors beyond the control of the Company

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of September 30, 2013, there are no outstanding stock options.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains a correspondence office as its principal executive office, which is located at 1900 South Norfolk Street, Suite 350, San Mateo, California 94403.  The Company believes that the current facilities are suitable for its current needs.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "PRDC.QB".  As of September 30, 2013, the Company’s common stock was held by 26 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer and have been adjusted for the one hundred-for-one forward stock split which occurred on June 1, 2012.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2013		For the Year Ended September 30, 2012
	High	Low	High	Low
First Quarter	$0.35	$0.11	$0.001	$0.001
Second Quarter	$0.16	$0.12	$0.0025	$0.001
Third Quarter	$0.15	$0.05	$0.150	$0.0025
Fourth Quarter	$0.12	$0.05	$0.2025	$0.100

Our authorized capital stock consists of 1,600,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 35,866,667 restricted shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provided AMSA an option to acquire an additional 44,833,333 restricted shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company has the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA has the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expire June 2, 2014.

Plan of Operation

TPT has developed a breakthrough technology and processing system for extraction of latent precious metals from certain types of complex ores. A significant percentage of mineral ores including those that contain the platinum group, gold and silver encapsulate their metals making extraction far more difficult. A prime example of the difficulty presented by these complex ores occurs with the cyanidization of gold where copper, lead, and other minerals absorb most of the cyanide making it unavailable for the extraction process. By applying TPT’s proprietary technology using Radio Frequency Plasma ("RF Plasma") torch at ultrahigh temperature of between 8,000 to 12,000 degrees Celsius, ore structure disintegrates and encapsulated gold, iron etc. are freed up and condensed for collection.

The primary reason to apply RF plasma to mineral ore processing is to gain higher recoveries than what can be otherwise achieved from conventional hydrometallurgy or pyrometallurgy. TPT has performed laboratory investigations and pilot plant demonstrations of their proprietary RF Plasma technology on both platinum group metal recoveries and gold extraction.  The results as shown in independent lab assay tests have been convincingly positive. The goal is to pave the way for mining companies and mine operators to tap into hidden or undervalued assets in complex ore mines that may or may not have been excavated.

Management continues to explore new investment opportunities with a focus in technology, mining and applied materials. Management is also currently assessing and evaluating new strategic partnership opportunities for TPT to develop its customer base.

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

Results of Operations

For the Years Ended September 30, 2013 and 2012 and For the Period March 26, 2007 (Inception) to September 30, 2013

Revenues

The Company had no revenue for the years ended September 30, 2013 and 2012.

For the period from March 26, 2007 (date of inception) to September 30, 2013, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the period.

Operating Expenses

For the year ended September 30, 2013, our total operating expenses were $95,119, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended September 30, 2013 was $95,119.

For the year ended September 30, 2012, our total operating expenses were $103,254, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended September 30, 2012 was $103,254.

For the period from March 26, 2007 (date of inception) to September 30, 2013, the accumulated gross profit was $16,181, the total operating expenses were $511,332 which were all selling, general and administrative expenses and had $118,193 in gain on disposal of subsidiary, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest and other income and loss attributable to noncontrolling interest of $24,430, resulting in an accumulated net loss to our shareholders of $352,474.

Liquidity and Capital Resources

We used cash in operating activities of $59,128 and $62,767 for the years ended September 30, 2013, and 2012, respectively.  The principal elements of cash flow used in operations for the year ended September 30, 2013 included a net loss of $95,119, offset by increases in accounts payable of $35,991. The principal elements of cash flow used in operations for the year ended September 30, 2012 included a net loss of $103,254, offset by increases in accounts payable of $20,737 and accrued expenses of $19,750.

No cash was used in investing activities during the years ended September 30, 2013 and 2012.

Cash generated in our financing activities was $59,128 and $62,767 for the years ended September 30, 2013 and 2012, respectively. These amounts represent amounts received from our principal shareholder for expenses paid on our behalf by the shareholder.

We do not have sufficient resources to effectuate our business. As of September 30, 2013, we had no cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $95,119 for the year ended September 30, 2013, has incurred cumulative losses since inception of $352,474, and has a stockholders’ deficit of $260,741 at September 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Item 8. Financial Statements and Supplementary Data.

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paradigm Resource Management Corp.

We have audited the accompanying balance sheet of Paradigm Resource Management Corp. as of September 30, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows from Inception (March 26, 2007) through September 30, 2013 and the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Resource Management Corp. as from Inception (March 26, 2007) through September 30, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 6, 2014

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Balance Sheets

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$–	$–
Total current assets	–	–

Investment in TOSS Plasma Technologies Ltd.	7,173	–

Total assets	$7,173	$–
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$36,029	$20,737
Accrued expenses	–	19,750
Amount due to shareholder	231,885	132,308
Total current liabilities	267,914	172,795

Other liabilities	–	–

Total liabilities	267,914	172,795

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 322,800,000 shares issued and outstanding at September 30, 2013 and 2012, respectively	322,800	322,800
Paid-in capital (deficiency)	(238,240)	(238,240)
Common stock issuable	7,173	–
Deficit accumulated during the development stage	(352,474)	(257,355)
Total stockholders' deficit	(260,741)	(172,795)

Total liabilities and stockholders' deficit	$7,173	$–

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Operations

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2013	2012	2013
Net revenue	$–	$–	$31,912
Cost of revenue	–	–	15,731
Gross profit	–	–	16,181
General and administrative expenses	95,119	103,254	511,332
Loss from operations	(95,119)	(103,254)	(495,151)
Other income (expense):
Gain on disposal of subsidiaries	–	–	118,193
Exchange gain	–	–	1,028
Interest income	–	–	293
Other income	–	–	903
Interest expense	–	–	(2,170)
Total other income (expense)	–	–	118,247

Loss before income taxes	(95,119)	(103,254)	(376,904)
Provision for income taxes	–	–	–
Net loss	(95,119)	(103,254)	(376,904)
Net loss attributable to noncontrolling interest	–	–	24,430
Net loss attributable to Paradigm Resource Management Corporation	$(95,119)	$(103,254)	$(352,474)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	322,800,000	1,457,226,230

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(95,119)	$(103,254)	$(352,474)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposit	–	–	(5,871)
Inventory	–	–	(1,897)
Accounts payable	35,991	20,737	139,848
Accrued expenses	–	19,750	34,210
Net cash used in operating activities	(59,128)	(62,767)	(331,161)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Proceeds from loans from shareholder	59,128	62,767	176,377
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	59,128	62,767	232,190

Effect of exchange rate fluctuations on cash	–	–	(3,910)

Net increase (decrease) in cash	–	–	–

Cash and cash equivalents at beginning of year	–	–	–

Cash and cash equivalents at end of year	$–	$–	$–

See accompanying notes to financial statements.

   Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

			For the Period
			March 26, 2007
			(Inception) to
	For the Year Ended September 30,		September 30,
	2013	2012	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$2,170

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$20,699	$379	$21,078

Accrued expenses paid by shareholder	$19,750	$12,000	$34,250

35,866,667 shares of common stock issuable for 402,300 shares of TOSS Plasma Technologies Ltd. Investment in TOSS Plasma Technologies Ltd.	$(7,173)	$–	$(7,173)
Common stock issuable	$7,173	$–	$7,173

Contribution, retirement and cancellation of 1,200,000,000 shares of common stock by principal shareholder
Common stock	$–	$(1,200,000)	$(1,200,000)
Paid in capital (deficiency)	$–	$1,200,000	$1,200,000

Amounts due to director paid by shareholder	$–	$–	$180

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statement of Stockholders' Deficit

For the period March 26, 2007 (Inception) through September 30, 2013

					Deficit
					accumulated	Accumulated
	Common stock		Paid-in	Common	during the	other		Total
			capital	stock	development	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	(deficiency)	issuable	stage	income (loss)	interest	deficit

Common stock issued to founders for cash at $.00001 per share	1,000,000,000	$1,000,000	$(990,000)	$–	$–	$–	$–	$10,000

Common stock issued for cash at $0.0001 per share	300,000,000	300,000	(270,000)	–	–	–	–	30,000

Net loss for the period March 26, 2007 (inception) to September 30, 2007	–	–	–	–	(38,799)	–	–	(38,799)

Balance, September 30, 2007	1,300,000,000	1,300,000	(1,260,000)	–	(38,799)	–	–	1,201

Common stock issued for cash at $0.0002 per share	20,800,000	20,800	(16,640)	–	–	–	–	4,160

Common stock issued for services at $0.0002 per share	2,000,000	2,000	(1,600)	–	–	–	–	400

Net loss for the year ended September 30, 2008	–	–	–	–	(49,952)	–	–	(49,952)

Balance, September 30, 2008	1,322,800,000	1,322,800	(1,278,240)	–	(88,751)	–	–	(44,191)

Shares issued for acquisition of subsidiary	200,000,000	200,000	(160,000)	–	–	–	–	40,000

Foreign currency translation adjustment	–	–	–	–	–	(920)	–	(920)

Net loss for the year ended September 30, 2009	–	–	–	–	(63,258)	–	(2,091)	(65,349)

Balance, September 30, 2009	1,522,800,000	1,522,800	(1,438,240)	–	(152,009)	(920)	(2,091)	(70,460)

Foreign currency translation adjustment	–	–	–	–	–	920	–	920

Disposal of subsidiary	–	–	–	–	–	–	16,546	16,546

Net income for year ended September 30, 2010	–	–	–	–	45,666	–	(14,455)	31,211

Balance, September 30, 2010	1,522,800,000	1,522,800	(1,438,240)	–	(106,343)	–	–	(21,783)

Net loss for the year ended September 30, 2011	–	–	–	–	(47,758)	–	–	(47,758)

Balance, September 30, 2011	1,522,800,000	1,522,800	(1,438,240)	–	(154,101)	–	–	(69,541)

                               Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statement of Stockholders' Deficit, Continued

For the period March 26, 2007 (Inception) through September 30, 2013

					Deficit
					accumulated	Accumulated
	Common stock		Paid-in	Common	during the	other		Total
			capital	stock	development	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	(deficiency)	issuable	stage	income (loss)	interest	deficit

Contribution of shares by principal shareholder - retired and cancelled	(1,200,000,000)	(1,200,000)	1,200,000	–	–			–

Net loss for the year ended September 30, 2012	–	–	–	–	(103,254)			(103,254)

Balance, September 30, 2012	322,800,000	322,800	(238,240)	–	(257,355)	–	–	(172,795)

35,866,667 shares of common stock to be issued for acquisition of investment in TOSS Plasma Technologies Ltd	–	–	–	7,173	–	–	–	7,173

Net loss for the year ended September 30, 2013	–	–	–	–	(95,119)	–	–	(95,119)

Balance, September 30, 2013	322,800,000	$322,800	$(238,240)	$7,173	$(352,474)	$–	$–	$(260,741)

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION (A Development Stage Company) Notes to Financial Statements September 30, 2013

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

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 35,866,667 shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provides AMSA an option to acquire an additional 44,833,333 shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

The Company continues to explore new investment opportunities with a focus in technology, mining and applied materials. Management is also currently assessing and evaluating new strategic partnership opportunities for TPT to develop its customer base.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $95,119 and 103,254 for the years ended September 30, 2013 and 2012, respectively, and has incurred cumulative losses since inception of $352,474.  The Company has a stockholders’ deficit of $260,741 at September 30, 2013.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION (A Development Stage Company) Notes to Financial Statements September 30, 2013

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

Reclassifications

Certain items on the 2012 balance sheet, statement of cash flows and statement of stockholders’ deficit have been reclassified to conform to the current period presentation.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of September 30, 2013 and 2012, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and 2012, respectively, the Company had no cash or cash equivalents.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION (A Development Stage Company) Notes to Financial Statements September 30, 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries were maintained in Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements were translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation", which codified Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the respective currency as the functional currency. According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates, and statements of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 that codified SFAS No. 130, “Reporting Comprehensive Income”. As of September 30, 2013 and 2012, the accumulated comprehensive income was $nil and $nil, respectively.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2013 and 2012.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION (A Development Stage Company) Notes to Financial Statements September 30, 2013

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04,”Liabilities (Topic 405)”, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013. We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012. We do not believe the adoption of ASU 2013−02 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

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

In connection with the change in control which occurred on July 23, 2010, Canton assumed an outstanding loan from the former shareholders of the Company of $19,103. During the year ended September 30, 2011, Canton paid an additional $37,879 of expenses in connection with the Company’s operations, as well as the $180 liability due to a director, resulting in an amount due to Canton of $57,162 at September 30, 2011.   During the year ended September 30, 2012, Canton paid $379 of accounts payable and $12,000 of accrued expenses at September 30, 2011 plus $62,767 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $132,308 at September 30, 2012. During the year ended September 30, 2013, Canton paid $20,699 of accounts payable and $19,750 of accrued expenses at September 30, 2012 plus $59,128 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $231,885 at September 30, 2013. The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, $5,000 per month for his services. At September 30, 2013 and 2012, $20,000 and $15,000, respectively, was due to Mr. Price and included in accounts payable. $60,000 and $45,000 are included in general and administrative expenses for the years ended September 30, 2013 and 2012, respectively.

PARADIGM RESOURCE MANAGEMENT CORPORATION (A Development Stage Company) Notes to Financial Statements September 30, 2013

Note 5 – Investment in TOSS Plasma Technologies Ltd.

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 35,866,667 restricted shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provided AMSA an option to acquire an additional 44,833,333 shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

The value of the investment of $7,173, or 35,866,667 shares of the Company’s common stock at a fair value of $0.0002 per share, was based on the price of shares previously sold to investors.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company has the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA has the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expire June 2, 2014.

Note 6 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of September 30, 2013 and 2012, the Company had 322,800,000 shares of Common Stock issued and outstanding.

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

On June 1, 2012, the Company's Board of Directors declared a one hundred-to-one forward stock split which was distributed on June 22, 2012 to shareholders of record and has filed an amendment to its Articles of Incorporation in the State of Nevada. The par value of $0.001 remained the same. The impact of the forward split created an increase in common stock of $1,507,572 and a decrease to paid in capital (deficiency) of $1,507,572, respectively. All prior periods have been restated.

On September 10, 2012, the principal shareholder of the Company contributed 1,200,000,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares which was recorded as a credit to paid in capital (deficiency).

Pursuant to the Agreement dated July 24, 2013, the Company is obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 5 – Investment in TOSS Plasma Technologies Ltd.). The value of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30, 2013.

PARADIGM RESOURCE MANAGEMENT CORPORATION (A Development Stage Company) Notes to Financial Statements September 30, 2013

Note 7 – Income Taxes

No provision was made for income taxes for the period from March 26, 2007 (Inception) to September 30, 2012 as the Company had cumulative operating losses.  For the years ended September 30, 2013 and 2012, the Company realized net losses for tax purposes of $95,119 and $103,254, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended September 30,
	2013	2012

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	- %	- %

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30,
	2013	2012
Deferred income tax assets:
Net operating loss carry forwards	$84,600	$52,260
Valuation allowance	(84,600)	(52,260)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $32,340 and $35,110 for the years ended September 30, 2013 and 2012, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended September 30, 2013 and 2012. At September 30, 2013, the Company has net operating loss carry forwards of approximately $249,000, which expire commencing 2030. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through September 30, 2013, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Maryland. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of September 30, 2013, tax years 2007 through 2012 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

PARADIGM RESOURCE MANAGEMENT CORPORATION (A Development Stage Company) Notes to Financial Statements September 30, 2013

Note 8 – Subsequent Events

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company has the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA has the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expire June 2, 2014.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 11, 2013, the Company dismissed Cowan, Gunteski & Co. P.A. and engaged DKM Certified Public Accountants as its independent registered public accounting firm as of and for the year ended September 30, 2013. The change in independent registered public accounting firm is not the result of any disagreement with Cowan, Gunteski & Co. P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Prior to its engagement as our independent auditors, DKM Certified Public Accountants, had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2013:

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2013, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

			Held
			Position
Name	Age	Positions	Since

Takanori Ozaki	67	Director, Chief Executive Officer and Chief Financial Officer	7/31/2013

Robert M. Price	75	Director, former Chief Executive Officer and Chief Financial Officer	7/23/2010

David E. Price	49	Secretary	7/23/2010

Tony Heo	66	Vice President - Business Development	7/31/2013

Biography of Directors and Officers

Mr. Takanori Ozaki was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director of the Company on July 31, 2013. Mr. Ozaki is the President/CEO of TOSS Plasma Technologies, Ltd. Mr. Ozaki has held many executive positions including Chief of Overseas Business Department and Executive Vice President of Sumitomo Metal Mining Co., Ltd.; CEO of Gigatech Japan Corporation; and Founder and Chairman of Metalast International. Mr. Ozaki received his B.S. of Politics & Economic Science at Waseda University (Tokyo, Japan).

Mr. Robert M. Price was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director of the Company on July 23, 2010. Mr. Price resigned as Chief Executive Officer and Interim Chief Financial Officer on July 31, 2013. Mr. Price was born in New York and has lived in the District since 1961. He was admitted to the District bar in 1963 and studied at the Hague Academy of International Law as a Carnegie Grantee. He runs his own consultancy and is a Lecturer at the American University School of Law in the District. His practice areas are in corporate law and international business.  Mr. Price is a member of the District Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States.

Mr. David E. Price was appointed as Secretary of the Company on July 23, 2010 and is the son of our former Chief Executive Officer and director, Mr. Robert M. Price. Mr. Price was born in the District of Columbia and was admitted to the Bar in 1996. David has held positions in the Diplomatic Corps of the Israeli Foreign Office as well as a Congressional Aide on Capitol Hill, and General Counsel to consultants at the World Bank as well as the IDB and IMF in Washington, DC. He worked for 10 years as a corporate attorney at the International Law Firm in Washington DC before becoming a solo attorney in 2005. He is a member of the Maryland Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States. He is also a member of the Corporate Lawyer’s Association; Euro-American Lawyers Group; Association of US Securities Attorneys; American Bar Association.

Mr. Tony Heo was appointed as Vice President of Business Development on July 31, 2013. Mr. Heo has extensive US and international experience in the incubation, startup, and growth of high technology companies encompassing computers, data communication networks, environmental waste management, and consulting engineering. He also has extensive marketing knowledge and business development experience in the Greater China region (Hong Kong, China, and Taiwan). Mr. Heo is currently a director of AMSA Technology Development Co. Ltd. (parent company of TPT) and has been dedicated to TPT’s business development activities since 2011. Mr. Heo holds a B.S. in Engineering Science (Mathematics) from the University of California, Berkeley.

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

Committees of the Board of Directors

None.

Auditors

Our independent registered public accounting firm is DKM Certified Public Accountants.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2013.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Takanori Oazki (1) Chief Executive Officer, Interim Chief Financial Officer, and Director	2013	$–	$–	$–	$–	$–
Robert M. Price (2) Director, former Chief Executive Officer and Interim Chief Financial Officer,	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–
David E. Price (3) Secretary	2013	$60,000	$–	$–	$–	$60,000
	2012	$45,000	$–	$–	$–	$45,000
Tony Heo (4) Vice President, Business Development	2013	$–	$–	$–	$–	$–

(1)	Mr. Takanori Ozaki was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director on July 31, 2013.

(2)	Mr. Robert M. Price was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director on July 23, 2010. Mr. Price resigned as Chief Executive Officer and Interim Chief Financial Officer on July 31, 2013.

(3)	Mr. David E. Price was appointed Secretary on July 23, 2010.
(4)	Mr. Tony Heo was appointed Vice President - Business Development on July 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2013. Except as otherwise noted, the address of the referenced individual is c/o Paradigm Resource Management Corporation, 1900 South Norfolk Street, Suite 350, San Mateo, CA 94403.

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

				Percent
	Title of Stock	Beneficial		of
Name and Position	Class	Ownership		Class (5)

Canton Investments Ltd.(1)	Common Stock	194,000,000	(Direct)	60.10%

Tidwell Limited (2)	Common Stock	45,000,000	(Direct)	13.94%

Takanori Azaki (3) (4)	Common Stock	-		-

Robert M. Price (3) (4)	Common Stock	-		-

David E. Price (4)	Common Stock	-		-

Tony Heo (4)	Common Stock	-		-

All Directors and Officers as a Group	Common Stock	-		0%

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Hong Kong having its offices at Corner Hutson & Eyre Streets, Blake Bld #302, Belize City, Belize.

(2)	Tidwell Limited is a company incorporated in Hong Kong having its offices at 78 Des Voeux Rd., Hong Hong

(3)	Indicates director.

(4)	Indicates officer.

(5)	The percentage of common stock is calculated based upon 322,800,000 shares issued and outstanding as of September 30, 2013.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company has no cash.  All operating expenses are currently being paid by our majority Shareholder, Canton Investments Ltd., and are shown as due to shareholder on our balance sheet.

The Company has no formal written employment agreement or other contracts with our current Chief Executive and Chief Financial Officers, and there is no assurance that the services to be provided by them will be available for any specific length of time in the future.  Mr. Takanori Ozaki anticipates initially devoting at a minimum of twelve to fifteen hours per month of his available time to the Company’s affairs. If and when the business operations increase and a more extensive time commitment is needed, Mr. Ozaki is prepared to devote more time to the Company’s affairs, in the event that becomes necessary.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary. The Company’s Secretary, David Price, is the son of Mr. Robert Price.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

On October 11, 2013, the Company replaced Cowan, Gunteski & Co. P.A. and engaged DKM Certified Public Accountants as its independent registered public accounting firm as of and for the year ended September 30, 2013.  The change in independent registered public accounting firm was not the result of any disagreement with Cowan, Gunteski & Co. P.A.

The aggregate fees billed by DKM Certified Public Accountants for the audit of the Company’s annual financial statements were $5,000 for the year ended September 30, 2013. The aggregate fees billed by Cowan, Gunteski & Co. P.A. for the audit of the Company’s annual financial statements were $15,000 for the years ended September 30, 2012. The aggregate fees billed by Cowan, Gunteski & Co. P.A. for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $15,000 and $14,250 during the years ended September 30, 2013 and 2012, respectively.

Audit-Related Fees

For the years ended September 30, 2013 and 2012, our principal accountants did not render any audit-related services.

Tax Fees

For the fiscal years ended September 30, 2013 and 2012, our principal accountants did not render any services for tax compliance, tax advice, or tax planning work.

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

/s/ Takanori Ozaki	January 14, 2014
Takanori Ozaki, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Takanori Ozaki	January 14, 2014
Takanori Ozaki, Director	Date

/s/ Robert M. Price	January 14, 2014
Robert M. Price, Director	Date

