Form 10-Q
period 2013-12-31
Paradigm Resource Management Corp
filed 2014-02-14
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(650) 577-5933

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

As of February 12, 2014 the registrant had 322,800,000 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2013

INDEX

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013	3
	Statements of Operations for the Three Months Ended December 31, 2013 and 2012 and for the Period March 26, 2007 (Inception) to December 31, 2013 (unaudited)	4
	Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012 and for the Period March 26, 2007 (Inception) to December 31, 2013 (unaudited)	5
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION		13

Item 1.	Legal Proceedings	13
Item 1.A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURE		15

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Balance Sheets

	December 31,	September 30,
	2013	2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$–	$–
Total current assets	–	–

Investment in TOSS Plasma Technologies Ltd.	7,173	7,173
Deposits	861	–

Total assets	$8,034	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$30,894	$36,029
Amount due to shareholder	275,914	231,885
Total current liabilities	306,808	267,914

Other liabilities	–	–

Total liabilities	306,808	267,914

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 322,800,000 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	322,800	322,800
Paid-in capital (deficiency)	(238,240)	(238,240)
Common stock issuable	7,173	7,173
Deficit accumulated during the development stage	(390,507)	(352,474)
Total stockholders' deficit	(298,774)	(260,741)

Total liabilities and stockholders' deficit	$8,034	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
Net revenue	$–	$–	$31,912

Cost of revenue	–	–	15,731

Gross profit	–	–	16,181

General and administrative expenses	38,033	25,561	549,365

Loss from operations	(38,033)	(25,561)	(533,184)

Other income (expense):
Gain on disposal of subsidiaries	–	–	118,193
Exchange gain	–	–	1,028
Interest income	–	–	293
Other income	–	–	903
Interest expense	–	–	(2,170)
Total other income (expense)	–	–	118,247

Loss before income taxes	(38,033)	(25,561)	(414,937)

Provision for income taxes	–	–	–

Net loss	(38,033)	(25,561)	(414,937)

Net loss attributable to noncontrolling interest	–	–	24,430

Net loss attributable to Paradigm Resource Management Corporation	$(38,033)	$(25,561)	$(390,507)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	322,800,000	322,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended		For the Period March 26, 2007 (Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(38,033)	$(25,561)	$(390,507)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposits	(861)	–	(6,732)
Inventory	–	–	(1,897)
Accounts payable	20,895	10,318	160,743
Accrued expenses	–	4,750	34,210
Net cash used in operating activities	(17,999)	(10,493)	(349,160)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Proceeds from loans from shareholder	17,999	10,493	194,376
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	17,999	10,493	250,189

Effect of exchange rate fluctuations on cash	–	–	(3,910)

Net increase (decrease) in cash	–	–	–

Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

See accompanying notes to financial statements.

Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$2,170

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$26,030	$15,000	$47,108

Accrued expenses paid by shareholder	$–	$4,750	$34,250

35,866,667 shares of common stock issuable for 402,300 shares of TOSS Plasma Technologies Ltd.
Investment in TOSS Plasma Technologies Ltd.	$–	$–	$(7,173)
Common stock issuable	$–	$–	$7,173

Contribution, retirement and cancellation of 1,200,000,000 shares of common stock by principal shareholder
Common stock	$–	$–	$(1,200,000)
Additional paid in capital	$–	$–	$1,200,000

Amounts due to director paid by shareholder	$–	$–	$180

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
December 31, 2013

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

These unaudited financial statements should be read in conjunction with our 2013 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 14, 2014.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
December 31, 2013

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $38,033 for the three months ended December 31, 2013 and has incurred cumulative losses since inception of $390,507. The Company has a stockholders’ deficit of $298,774 at December 31, 2013. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the three months ended December 31, 2013, Canton paid $26,030 of accounts payable at September 30, 2013 plus an additional $17,999 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $275,914 at December 31, 2013. The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, $5,000 per month for his services. Effective October 1, 2013, the amount was changed to $2,500 per month. At December 31, 2013 and September 30, 2013, $2,500 and $20,000, respectively, was due to Mr. Price and included in accounts payable. $7,500 and $15,000 are included in general and administrative expenses for the three month periods ended December 31, 2013 and 2012, respectively.

Note 3 – Investment in TOSS Plasma Technologies Ltd.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
December 31, 2013

(unaudited)

Note 4 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of December 31, 2013 and September 30, 2013, the Company had 322,800,000 shares of Common Stock issued and outstanding, respectively.

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

On June 1, 2012, the Company's Board of Directors declared a one hundred-to-one forward stock split which was distributed on June 22, 2012 to shareholders of record and has filed an amendment to its Articles of Incorporation in the State of Nevada. The par value of $0.001 remained the same. The impact of the forward split created an increase in common stock of $1,507,572 and a decrease to paid-in capital (deficiency) of $1,507,572, respectively.

On September 10, 2012, the principal shareholder of the Company contributed 1,200,000,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares which was recorded as a credit to paid-in capital (deficiency).

Pursuant to the Agreement dated July 24, 2013, the Company is obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 3 – Investment in TOSS Plasma Technologies Ltd.). The value of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30 and December 31, 2013.

Note 5 – Subsequent Events

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

The Company is currently a development stage enterprise.

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

Results of Operations

For the Three months Ended December 31, 2013 and 2012 and For the Period March 26, 2007 (Inception) to December 31, 2013

Revenues

The Company had no revenue for the three months ended December 31, 2013 and 2012.

For the period from March 26, 2007 (date of inception) to December 31, 2013, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the three months ended December 31, 2013 total operating expenses were $38,033 compared to $25,561 for the three months ended December 31, 2012 resulting in an increase of $12,472. The increase in operating expenses primarily relates to increases in consulting fees, rent, and costs associated with regulatory reporting.

For the period from March 26, 2007 (date of inception) to December 31, 2013, the accumulated gross profit was $16,181, the total operating expenses were $511,332 which was all general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $352,474.

Liquidity and Capital Resources

Overview

As of December 31, 2013, the Company had no cash and a deficit in working capital of $306,808. Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of December 31, 2013, we had no cash. We expect to incur a minimum of $175,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $150,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Three months Ended December 31, 2013 compared to the Three months ended December 31, 2012

We used cash for operating activities of $17,999 and $10,493 for the three months ended December 31, 2013, and 2012, respectively. The elements of cash flow used in operations for the three months ended December 31, 2013 included a net loss of $38,033 and an increase in lease deposits of $861, offset by increases in accounts payable of $20,895. The elements of cash flow used in operations for the three months ended December 31, 2012 included a net loss of $25,561, offset by increases in accounts payable of $10,318 and accrued expenses of $4,750.

We used no cash in investing activities during the three months ended December 31, 2013 and 2012.

Cash generated in our financing activities was $17,999 for the three months ended December 31, 2013, compared to cash generated of $10,493 during the comparable period in 2012. The financing activities are attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2013 and 2012.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2013 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended September 30, 2013, included in our Annual Report on Form 10-K as filed on January 14, 2014, for a discussion of our critical accounting policies and estimates.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2013.

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

Date: February 14, 2014	By:	/s/ Takanori Ozaki
Takanori Ozaki
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

