Form 10-Q
period 2014-03-31
Paradigm Resource Management Corp
filed 2014-05-20
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 19, 2014 the registrant had 323,202,300 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

MARCH 31, 2014

INDEX

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2014 (unaudited) and September 30, 2013	3
	Statements of Operations for the Three and Six Months Ended March 31, 2014 and 2013 and for the Period March 26, 2007 (Inception) to March 31, 2014 (unaudited)	4
	Statements of Cash Flows for the Six Months Ended March 31, 2014 and 2013 and for the Period March 26, 2007 (Inception) to March 31, 2014 (unaudited)	5
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION		14

Item 1.	Legal Proceedings	14
Item 1.A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Balance Sheets

	March 31,	September 30,
	2014	2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$–	$–
Total current assets	–	–

Investment in TOSS Plasma Technologies Ltd.	7,173	7,173
Deposits	861	–

Total assets	$8,034	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$48,621	$36,029
Amount due to shareholder	282,639	231,885
Total current liabilities	331,260	267,914

Other liabilities	–	–

Total liabilities	331,260	267,914

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 323,202,300 and 322,800,000 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	323,202	322,800
Paid-in capital (deficiency)	(238,562)	(238,240)
Common stock issuable	7,093	7,173
Deficit accumulated during the development stage	(414,959)	(352,474)
Total stockholders' deficit	(323,226)	(260,741)

Total liabilities and stockholders' deficit	$8,034	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(unaudited)

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Net revenue	$–	$–	$–	$–	$31,912

Cost of revenue	–	–	–	–	15,731

Gross profit	–	–	–	–	16,181

General and administrative expenses	24,452	26,095	62,485	51,656	573,817

Loss from operations	(24,452)	(26,095)	(62,485)	(51,656)	(557,636)

Other income (expense):
Gain on disposal of subsidiaries	–	–	–	–	118,193
Exchange gain	–	–	–	–	1,028
Interest income	–	–	–	–	293
Other income	–	–	–	–	903
Interest expense	–	–	–	–	(2,170)
Total other income (expense)	–	–	–	–	118,247

Loss before income taxes	(24,452)	(26,095)	(62,485)	(51,656)	(439,389)

Provision for income taxes	–	–	–	–	–

Net loss	(24,452)	(26,095)	(62,485)	(51,656)	(439,389)

Net loss attributable to noncontrolling interest	–	–	–	–	24,430

Net loss attributable to Paradigm Resource Management Corporation	$(24,452)	$(26,095)	$(62,485)	$(51,656)	$(414,959)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	323,202,300	322,800,000	323,164,723	322,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			For the Period
			March 26, 2007
	For the Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(62,485)	$(51,656)	$(414,959)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	–	2,914
Noncontrolling interest	–	–	(24,430)
Gain on disposal of subsidiaries	–	–	(118,193)
Common stock issued for services	–	–	400
Changes in operating assets and liabilities:
Accounts receivable	–	–	(859)
Other receivable	–	–	1,812
Loan receivable	–	–	12,822
Due from related party	–	–	(19,443)
Deposits	(861)	–	(6,732)
Inventory	–	–	(1,897)
Accounts payable	38,622	17,405	178,470
Accrued expenses	–	10,000	34,210
Net cash used in operating activities	(24,724)	(24,251)	(355,885)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	–	–	75,650
Disposal of subsidiary, net of cash	–	–	39,742
Capital expenditures	–	–	(12,511)
Net cash provided by investing activities	–	–	102,881

Cash flows from financing activities:
Proceeds from loan payable	–	–	6,793
Proceeds from loans from shareholder	24,724	24,251	201,101
Amounts due directors	–	–	4,860
Proceeds from sale of common stock	–	–	44,160
Net cash provided by financing activities	24,724	24,251	256,914

Effect of exchange rate fluctuations on cash	–	–	(3,910)

Net increase (decrease) in cash	–	–	–

Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

See accompanying notes to financial statements.

Continued

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			March 26, 2007
	For the Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$2,170

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$26,030	$15,000	$47,108

Accrued expenses paid by shareholder	$–	$4,750	$34,250

35,866,667 shares of common stock issuable for 402,300 shares of TOSS Plasma Technologies Ltd.
Investment in TOSS Plasma Technologies Ltd.	$–	$–	$(7,173)
Common stock issuable	$–	$–	$7,173

402,300 shares issued from common stock issuable
Common stock issuable	$(80)	$–	$(80)
Common stock	$402	$–	$402
Additional paid in capital	$(322)	$–	$(322)

Contribution, retirement and cancellation of 1,200,000,000 shares of common stock by principal shareholder
Common stock	$–	$–	$(1,200,000)
Additional paid in capital	$–	$–	$1,200,000

Amounts due to director paid by shareholder	$–	$–	$180

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
March 31, 2014

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
March 31, 2014

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $62,485 for the six months ended March 31, 2014 and has incurred cumulative losses since inception of $414,959. The Company has a stockholders’ deficit of $323,226 at March 31, 2014.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the six months ended March 31, 2014, Canton paid $26,030 of accounts payable at September 30, 2013 plus an additional $24,835 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $282,639 at March 31, 2014.   The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, $5,000 per month for his services. Effective October 1, 2013, the amount was changed to $2,500 per month. At March 31, 2014 and September 30, 2013, $7,500 and $20,000, respectively, was due to Mr. Price and included in accounts payable. $15,000 and $30,000 are included in general and administrative expenses for the six month periods ended March 31, 2014 and 2013, respectively.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements
March 31, 2014

(unaudited)

Note 4 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of March 31, 2014 and September 30, 2013, the Company had 323,202,300 and 322,800,000 shares of Common Stock issued and outstanding, respectively.

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

Pursuant to the Agreement dated July 24, 2013, the Company is obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 3 – Investment in TOSS Plasma Technologies Ltd.). The value of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30, 2013. During the six months ended March 31, 2014, 402,300 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at March 31, 2014.

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

Results of Operations

For the Six Months Ended March 31, 2014 and 2012 and For the Period March 26, 2007 (Inception) to March 31, 2013

Revenues

The Company had no revenue for the Six Months ended March 31, 2014 and 2013.

For the period from March 26, 2007 (date of inception) to March 31, 2014, the Company realized revenue of $31,912, incurred a cost of revenue of $15,731 and achieved a gross profit of $16,181. All revenue was derived from the telecom business and reflects the disposal of the Company’s operating subsidiaries during the 2010 fiscal year.

Operating Expenses

For the six months ended March 31, 2014 total operating expenses were $62,485 compared to $51,656 for the six months ended March 31, 2013 resulting in an increase of $10,829. The increase in operating expenses primarily relates to increases in consulting fees, rent, and costs associated with regulatory reporting.

For the period from March 26, 2007 (date of inception) to March 31, 2014, the accumulated gross profit was $16,181, the total operating expenses were $573,817, which was all general and administrative expenses, had $118,193 in gain on disposal of subsidiaries, $1,028 in exchange gain, $2,170 in interest expense, $1,196 in interest income and other income and loss attributable to minority interest of $24,430, resulting in an accumulated net loss to our shareholders of $414,959.

Liquidity and Capital Resources

Overview

As of March 31, 2014, the Company had no cash and a deficit in working capital of $331,260. Since July 23, 2010, the date CIL became our majority shareholder, our operating expenses have been funded and paid by CIL.

We do not have sufficient resources to effectuate our business. As of March 31, 2014, we had no cash. We expect to incur a minimum of $175,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $150,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Six Months Ended March 31, 2014 compared to the Six Months ended March 31, 2013

We used cash for operating activities of $24,724 and $24,251 for the Six Months ended March 31, 2014, and 2013, respectively. The elements of cash flow used in operations for the six months ended March 31, 2014 included a net loss of $62,485 and an increase in lease deposits of $861, offset by increases in accounts payable of $38,622. The elements of cash flow used in operations for the six months ended March 31, 2013 included a net loss of $51,656, offset by increases in accounts payable of $17,405 and accrued expenses of $10,000.

We used no cash in investing activities during the six months ended March 31, 2014 and 2013.

Cash generated in our financing activities was $24,724 for the six months ended March 31, 2014, compared to cash generated of $24,251 during the comparable period in 2013. The financing activities are attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder in 2014 and 2013.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2013 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities during the quarter ended March 31, 2014.

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

Date: May 20, 2014	By:	/s/ Takanori Ozaki
Takanori Ozaki
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

