Form 10-Q
period 2014-06-30
Paradigm Resource Management Corp
filed 2014-08-20
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014 the registrant had 323,202,300 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

Balance Sheets

	June 30,	September 30,
	2014	2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$–	$–
Total current assets	–	–

Investment in TOSS Plasma Technologies Ltd.	7,173	7,173
Deposits	861	–

Total assets	$8,034	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$53,480	$36,029
Note payable	15,791	–
Accrued interest	399	–
Amount due to shareholder	282,639	231,885
Total current liabilities	352,409	267,914

Other liabilities	–	–

Total liabilities	352,409	267,914

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 323,202,300 and 322,800,000 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	323,202	322,800
Paid-in capital (deficiency)	(233,572)	(238,240)
Common stock issuable	7,093	7,173
Accumulated deficit	(440,178)	(352,474)
Total stockholders' deficit	(348,375)	(260,741)

Total liabilities and stockholders' deficit	$8,034	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Net revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

General and administrative expenses	24,820	24,364	87,305	76,020

Loss from operations	(24,820)	(24,364)	(87,305)	(76,020)

Other income (expense):
Interest expense	(1,319)	–	(1,319)	–
Total other income (expense)	(1,319)	–	(1,319)	–

Loss before income taxes	(26,139)	(24,364)	(88,624)	(76,020)

Provision for income taxes	–	–	–	–

Net loss	$(26,139)	$(24,364)	$(88,624)	$(76,020)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	323,202,300	322,800,000	323,177,248	322,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(88,624)	$(76,020)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	399	–
Accretion of beneficial conversion feature as interest	820	–
Changes in operating assets and liabilities:
Deposits	(861)	–
Accounts payable	43,481	19,032
Accrued expenses	–	10,000
Net cash used in operating activities	(44,685)	(46,988)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from loan payable	19,961	–
Proceeds from loans from shareholder	24,724	46,988
Net cash provided by financing activities	44,685	46,988

Net increase (decrease) in cash	–	–

Cash and cash equivalents at beginning of period	–	–

Cash and cash equivalents at end of period	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$26,030	$20,699
Accrued expenses paid by shareholder	$–	$19,750
Beneficial conversion feature	$4,990	$–
402,300 shares issued from common stock issuable
Common stock issuable	$(80)	$–
Common stock	$402	$–
Additional paid in capital	$(322)	$–

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
June 30, 2014

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

Stock Split

On June 1, 2012, the Company's Board of Directors declared a one hundred-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 15,228,000 to 1,522,800,000. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 1, 2012. The total number of authorized common shares and the par value thereof was not changed by the split. On September 10, 2012, the principal shareholder of the Company contributed 1,200,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares which were recorded as a credit to paid-in capital (deficiency).

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

Notes to Financial Statements
June 30, 2014

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $88,624 for the nine months ended June 30, 2014 and has incurred cumulative losses since inception of $441,098. The Company has a stockholders’ deficit of $344,375 at June 30, 2014.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Development Stage Enterprise

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered a development state entity as its operations had not begun and has elected early adoption of this guidance effective with the filing of this quarterly report.

Note 2 – Related Party Transactions

In connection with the change in control which occurred on July 23, 2010, Canton assumed an outstanding loan from the former shareholders of the Company of $19,103. During the year ended September 30, 2011, Canton paid an additional $37,879 of expenses in connection with the Company’s operations, as well as the $180 liability due to a director, resulting in an amount due to Canton of $57,162 at September 30, 2011.   During the year ended September 30, 2012, Canton paid $379 of accounts payable and $12,000 of accrued expenses at September 30, 2011 plus $62,767 of expenses in connection with the Company’s operations, resulting in an At September 30, 2012, the Company owed CIL $132,308. During the year ended September 30, 2013, Canton paid $20,699 of accounts payable and $19,750 of accrued expenses at September 30, 2012 plus $59,128 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $231,885 at September 30, 2013.

During the nine months ended June 30, 2014, Canton paid $26,030 of accounts payable at September 30, 2013 plus an additional $24,835 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $282,639 at June 30, 2014.   The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, $5,000 per month for his services. Effective October 1, 2013, the amount was changed to $2,500 per month. At June 30, 2014 and September 30, 2013, $15,000 and $20,000, respectively, were due to Mr. Price and included in accounts payable. $22,500 and $45,000 are included in general and administrative expenses for the nine month periods ended June 30, 2014 and 2013, respectively.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
June 30, 2014

(unaudited)

Note 3 – Investment in TOSS Plasma Technologies Ltd. (Continued)

The value of the investment of $7,173, or 35,866,667 shares of the Company’s common stock at a fair value of $0.0002 per share, was based on the price of shares previously sold to investors.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company has the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA has the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expired on June 2, 2014.

Note 4 – Note Payable

On May 1, 2014, the Company issued a convertible promissory note to Antonio Treminio in the amount of $19,961. The note is due May 1, 2015, bears interest at 15% per annum, and is convertible into common shares of the Company at a 20% discount to the average VWAP of the last 30 days trading prior to the date of conversion. As of June 30, 2014, the note has been discounted for its unamortized beneficial conversion feature of $4,170. Accretion of the beneficial conversion feature totaled $820 for the nine months ended June 30, 2014 and is included in interest expense. At June 30, 2014, $399 of interest has been expensed and is included in accrued interest.

Note 5 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of June 30, 2014 and September 30, 2013, the Company had 323,202,300 and 322,800,000 shares of Common Stock issued and outstanding, respectively.

Pursuant to the Agreement dated July 24, 2013, the Company is obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 3 – Investment in TOSS Plasma Technologies Ltd.). The value of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30, 2013. During the nine months ended June 30, 2014, 402,300 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at June 30, 2014.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

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

Results of Operations

For the Nine Months Ended June 30, 2014 and 2013

Revenues

The Company had no revenue for the Nine Months ended June 30, 2014 and 2013.

Operating Expenses

For the nine months ended June 30, 2014 total operating expenses were $87,305 compared to $76,020 for the nine months ended June 30, 2013 resulting in an increase of $11,285. The increase in operating expenses primarily relates to increases in consulting fees, rent, and costs associated with regulatory reporting.

Liquidity and Capital Resources

Overview

As of June 30, 2014, the Company had no cash and a deficit in working capital of $352,409. Historically, our operating expenses have been funded and paid by CIL and by the issuance of a note payable.

We do not have sufficient resources to effectuate our business. As of June 30, 2014, we had no cash. We expect to incur a minimum of $175,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $150,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2014 compared to the Nine Months ended June 30, 2013

We used cash for operating activities of $44,685 and $46,988 for the nine months ended June 30, 2014, and 2013, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2014 included a net loss of $88,624 and an increase in lease deposits of $861,offset by interest accrued on a note payable of $399, accretion of beneficial conversion feature of $820 and increases in accounts payable of $43,481. The elements of cash flow used in operations for the nine months ended June 30, 2013 included a net loss of $76,020, offset by increases in accounts payable of $19,032 and accrued expenses of $10,000.

We used no cash in investing activities during the nine months ended June 30, 2014 and 2013.

Cash generated in our financing activities was $44,685 for the nine months ended June 30, 2014, compared to cash generated of $46,988 during the comparable period in 2013. The financing activities for the nine months ended June 30, 2014 consist of $19,961 of proceeds from a note payable and $24,724 of amounts received as a loan from our principal shareholder while the cash provided by financing activities for the nine months ended June 30, 2013 are attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder.

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

Item 4.     Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2014	By:	/s/ Takanori Ozaki
Takanori Ozaki
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

