Form 10-K
period 2014-09-30
Paradigm Resource Management Corp
filed 2015-01-13
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

On March 31, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,452,294 based upon the closing price of $0.041 on March 31, 2014 on the OTC Bulletin Board system. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 9, 2015 the registrant had 323,202,300 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

PART 1

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

On September 10, 2012, CIL contributed 1,200,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 194,000,000 shares of the Company’s common stock representing 60%.

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

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expired June 2, 2014.

Management continues to explore new investment opportunities with a focus in technology, mining and applied materials. Management is also currently assessing and evaluating new strategic partnership opportunities for TPT to develop its customer base.

Employees

As of September 30, 2014, the Company had one employee.

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

Our auditor's report on our 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2014 Audited Financial Statements."

We have a limited operating history, thus we cannot predict whether we will be successful in meeting our financial obligations.

We were established in March 2007. Although we had begun the sales of telecom services by direct sales with modest revenue generated, we have disposed of those businesses and currently have no revenue stream.  We currently have no cash and are reliant upon our officers, directors, and shareholders to fund the operating expenses of the Company while we assess and evaluate our next business strategy.  There is no guarantee that our officers, directors and shareholders will continue to fund these activities.

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

Canton Investments Ltd. owns indirectly through related parties approximately 60% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, if you invest in us, your ability to affect corporate decisions will be limited.

Canton Investments Ltd. (“CIL”) holds 194,000,000 shares of our common stock, representing approximately 60% of the outstanding shares of our common stock.  Accordingly, CIL will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as CIL may continue to be our largest shareholder. The interests of CIL may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

We currently have a limited operational infrastructure.  In order to pursue business opportunities, we will need to build our infrastructure and operational capabilities.  Our ability to do any of these successfully could be affected by any one or more of the following factors, among others, our ability to:

•	raise substantial additional capital to fund the implementation of our business plan;
•	execute our business strategy;
•	manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
•	attract and retain qualified personnel;
•	manage our third-party relationships effectively; and
•	Accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required. Any future issuances of stock options will cause additional compensation expense to be recognized.  As of September 30, 2014, there are no outstanding stock options.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains a correspondence office as its principal executive office, provided to it free of charge by its Vice President – Business Development, which is located at 1900 South Norfolk Street, Suite 350, San Mateo, California 94403.  The Company believes that the current facilities are suitable for its current needs.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "PRDC.QB".  As of September 30, 2014, the Company’s common stock was held by 27 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2014		For the Year Ended September 30, 2013
	High	Low	High	Low
First Quarter	$0.13	$0.09	$0.35	$0.11
Second Quarter	$0.09	$0.04	$0.16	$0.12
Third Quarter	$0.055	$0.023	$0.15	$0.05
Fourth Quarter	$0.044	$0.015	$0.12	$0.05

Our authorized capital stock consists of 1,600,000,000 shares of common stock, par value $0.001per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Penny Stock

Our common stock is considered "penny stock" under the rules of the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

On September 10, 2012, CIL contributed 1,200,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 194,000,000 shares of the Company’s common stock representing 60%.

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

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expired June 2, 2014.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

Results of Operations

For the Years Ended September 30, 2014 and 2013

Revenues

The Company had no revenue for the years ended September 30, 2014 and 2013.

Operating Expenses

For the year ended September 30, 2014, our total operating expenses were $99,092, all of which were selling, general and administrative expenses. We incurred $3,325 of interest expense, of which $2,078 was the accretion of the beneficial conversion feature on a convertible promissory note. Our net loss to our shareholders for the year ended September 30, 2014 was $102,417.

For the year ended September 30, 2013, our total operating expenses were $95,119, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended September 30, 2014 was $95,119.

Liquidity and Capital Resources

We used cash in operating activities of $64,020 and $59,128 for the years ended September 30, 2014, and 2013, respectively.  The principal elements of cash flow used in operations for the year ended September 30, 2014 included a net loss of $102,417, offset by interest accrued on note payable of $1,247, accretion of beneficial conversion feature as interest of $2,078, and increases in accounts payable of $35,072. The principal elements of cash flow used in operations for the year ended September 30, 2013 included a net loss of $95,119, offset by increases in accounts payable of $35,991.

No cash was used in investing activities during the years ended September 30, 2014 and 2013.

Cash generated in our financing activities was $64,020 and $59,128 for the years ended September 30, 2014 and 2013, respectively. The financing activities for the year ended September 30, 2014 consisted of $19,961 of proceeds from a note payable and $44,059 of proceeds received as a loan from our principal shareholder while the cash provided by financing activities for year ended September 30, 2013 are attributed to amounts due to our principal shareholder of $59,128 for expenses paid on our behalf by the shareholder.

We do not have sufficient resources to effectuate our business. As of September 30, 2014, we had no cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

On December 19, 2014, the Company issued a convertible promissory note to an individual in the amount of $5,039. The note is due December 19, 2015, bears interest at 15% per annum, and is convertible into common shares of the Company at a 20% discount to the average VWAP of the last 30 days trading prior to the date of conversion.

On January 1, 2015, the Company issued a convertible promissory note to South Riverside Group, Inc. in the amount of $22,000. The note is due January 5, 2016, bears interest at 15% per annum, and is convertible into common shares of the Company at a 20% discount to the average VWAP of the last 30 days trading prior to the date of conversion

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $102,417 for the year ended September 30, 2014, has incurred cumulative losses since inception of $454,891, and has a stockholders’ deficit of $358,168 at September 30, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paradigm Resource Management Corp.

We have audited the accompanying balance sheet of Paradigm Resource Management Corp. as of September 30, 2014 and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended September 30, 2014 were audited by another accountant who issued an unqualified opinion on January 6, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Resource Management Corp. as of September 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Tampa, Florida

10320 N 56th Street, Suite 330	Tampa, FL 33617	813.606.4388

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paradigm Resource Management Corp.

We have audited the accompanying balance sheet of Paradigm Resource Management Corp. as of September 30, 2013, and the related statement of operations, stockholders’ deficiency, and cash flows from Inception (March 26, 2007) through September 30, 2013 and the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Group Enterprises Corp. as from Inception (March 26, 2007) through September 30, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 6, 2014

PARADIGM RESOURCE MANAGEMENT CORPORATION

Balance Sheets

	September 30,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$–	$–
Total current assets	–	–

Investment in TOSS Plasma Technologies Ltd.	7,173	7,173

Total assets	$7,173	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$35,072	$36,029
Note payable	17,049	–
Accrued interest	1,247	–
Amount due to shareholder	311,973	231,885
Total current liabilities	365,341	267,914

Other liabilities	–	–

Total liabilities	365,341	267,914

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 323,202,300 and 322,800,000 shares issued and outstanding at September 30, 2014 and 2013, respectively	323,202	322,800
Paid-in capital (deficiency)	(233,572)	(238,240)
Common stock issuable	7,093	7,173
Accumulated deficit	(454,891)	(352,474)
Total stockholders' deficit	(358,168)	(260,741)

Total liabilities and stockholders' deficit	$7,173	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Operations

	For the Year Ended September 30,
	2014	2013

Net revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

General and administrative expenses	99,092	95,119

Loss from operations	(99,092)	(95,119)

Other income (expense):
Interest expense	(3,325)	–
Total other income (expense)	(3,325)	–

Loss before income taxes	(102,417)	(95,119)

Provision for income taxes	–	–

Net loss	$(102,417)	$(95,119)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	323,183,563	322,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Cash Flows

	For the Year Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(102,417)	$(95,119)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	1,247	–
Accretion of beneficial conversion feature as interest	2,078	–
Changes in operating assets and liabilities:
Accounts payable	35,072	35,991
Net cash used in operating activities	(64,020)	(59,128)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from loan payable	19,961	–
Proceeds from loans from shareholder	44,059	59,128
Net cash provided by financing activities	64,020	59,128

Net increase (decrease) in cash	–	–

Cash and cash equivalents at beginning of year	–	–

Cash and cash equivalents at end of year	$–	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by shareholder	$36,029	$20,699

Accrued expenses paid by shareholder	$–	$19,750

Beneficial conversion feature on convertible note payable	$4,990	$–

402,300 shares issued from common stock issuable:
Common stock issuable	$(80)	$–
Common stock	$402	$–
Additional paid in capital	$(322)	$–

35,866,667 shares of common stock issuable for 402,300 shares of TOSS Plasma Technologies Ltd.:
Investment in TOSS Plasma Technologies Ltd.	$–	$(7,173)
Common stock issuable	$–	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Stockholders' Deficit

For the Years ended September 30, 2013 and 2014

			Paid-in	Common		Total
	Common stock		capital	stock	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	deficit	deficit

Balance, September 30, 2012	322,800,000	$322,800	$(238,240)	$–	$(257,355)	$(172,795)

35,866,667 shares of common stock to be issued for acquisition of investment in TOSS Plasma Technologies Ltd	–	–	–	7,173	–	7,173

Net loss for the year ended September 30, 2013	–	–	–	–	(95,119)	(95,119)

Balance, September 30, 2013	322,800,000	$322,800	$(238,240)	$7,173	$(352,474)	$(260,741)

Issuance of 402,300 shares to AMSA	402,300	402	(322)	(80)	–	–

Beneficial conversion feature on convertible note payable.	–	–	4,990	–	–	4,990

Net loss for the year ended September 30, 2014	–	–	–	–	(102,417)	(102,417)

Balance, September 30, 2014	323,202,300	$323,202	$(233,572)	$7,093	$(454,891)	$(358,168)

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements

September 30, 2014

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 11,500,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 2,440,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 13,940,000 shares of the Company’s common stock representing 91.54%.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation.

On September 10, 2012, CIL contributed 1,200,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 194,000,000 shares of the Company’s common stock representing 60%.

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

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expired on June 2, 2014.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $102,417 and 95,119 for the years ended September 30, 2014 and 2013, respectively, and has incurred cumulative losses since inception of $454,891.  The Company has a stockholders’ deficit of $358,168 at September 30, 2014.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements

September 30, 2014

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern (Continued)

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying financial statements include the valuation of share-based payments and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and 2013, respectively, the Company had no cash or cash equivalents.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

The Company completed an annual impairment evaluation on the Investment in Toss Plasma Technologies Ltd. for the years ended September 30, 2014 and 2013 and determined that no impairment existed at such times.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements

September 30, 2014

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of September 30, 2014 and 2013, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2014 and 2013.

Development Stage Enterprise

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered a development state entity as its operations had not begun and has elected early adoption of this guidance effective with the filing of its Quarterly Report on Form 10Q as of June 30, 2014.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements

September 30, 2014

Note 3 – Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company has adopted ASU 2014-10 in the third quarter of 2014 and does not expect this adoption to have a material impact on its consolidated financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.”  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is evaluating the impact of ASU 2014-15 on its consolidated financial condition, results of operations and cash flows.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

Note 4 – Related Parties

As of September 30, 2012, $132,308 was due to Canton. During the year ended September 30, 2013, Canton paid $20,699 of accounts payable and $19,750 of accrued expenses at September 30, 2012 plus $59,128 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $231,885 at September 30, 2013.

During the year ended September 30, 2014, Canton paid $36,029 of accounts payable at September 30, 2013 plus $44,059 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $311,973 at September 30, 2014. The loan is unsecured, non-interest bearing and there is no repayment date.

As of January 1, 2012, the Company agreed to compensate Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, $5,000 per month for his services. Effective October 1, 2013, the amount was changed to $2,500 per month. At September 30, 2014 and 2013, $22,500 and $20,000, respectively, were due to Mr. Price and included in accounts payable. $30,000 and $60,000 are included in general and administrative expenses for the years ended September 30, 2014 and 2013, respectively.

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

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 229,866,667 shares of common stock of the Company. The options expired on June 2, 2014.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements

September 30, 2014

Note 6 – Note Payable

On May 1, 2014, the Company issued a convertible promissory note to an individual in the amount of $19,961. The note is due May 1, 2015, bears interest at 15% per annum, and is convertible into common shares of the Company at a 20% discount to the average VWAP of the last 30 days trading prior to the date of conversion. As of September 30, 2014, the note has been discounted for its unamortized beneficial conversion feature of $2,912. Accretion of the beneficial conversion feature totaled $2,078 for the nine months ended June 30, 2014 and is included in interest expense. At June 30, 2014, $1,247 of interest has been expensed and is included in accrued interest.

Note 7 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of September 30, 2014 and 2013, the Company had 323,202,300 and 322,800,000 shares of Common Stock issued and outstanding, respectively.

Pursuant to the Agreement dated July 24, 2013, the Company is obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 5 – Investment in TOSS Plasma Technologies Ltd.). The value of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30, 2013. During the year ended September 30, 2014, 402,300 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at September 30, 2014.

Note 8 – Income Taxes

No provision was made for income taxes for the years ended September 30, 2014 and 2013 as the Company had incurred net losses for tax purposes of $102,417 and $95,119, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended September 30,
	2014	2013

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30,
	2014	2013
Deferred income tax assets:

Net operating loss carry forwards	$119,420	$84,600
Valuation allowance	(119,420)	(84,600)

Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $34,820 and $32,340 for the years ended September 30, 2014 and 2013, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended September 30, 2014 and 2013. At September 30, 2014, the Company has net operating loss carry forwards of approximately $351,000, which expire commencing 2030. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements

September 30, 2014

Note 8 – Income Taxes (Continued)

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through September 30, 2014, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Maryland. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of September 30, 2014, tax years 2007 through 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 9 – Subsequent Events

On December 19, 2014, the Company issued a convertible promissory note to an individual in the amount of $5,039. The note is due December 19, 2015, bears interest at 15% per annum, and is convertible into common shares of the Company at a 20% discount to the average VWAP of the last 30 days trading prior to the date of conversion.

On January 1, 2015, the Company issued a convertible promissory note to South Riverside Group, Inc. in the amount of $22,000. The note is due January 5, 2016, bears interest at 15% per annum, and is convertible into common shares of the Company at a 20% discount to the average VWAP of the last 30 days trading prior to the date of conversion.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 26, 2014, DKM Certified Public Accountants declined to stand for appointment as the Company’s independent accountants. On the same date, the Company engaged Green & Company CPAs as its independent registered public accounting firm as of and for the year ended September 30, 2014. The change in independent registered public accounting firm is not the result of any disagreement with DKM Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Prior to its engagement as our independent auditors, Green & Company CPAs, had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2014 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2014:

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2014, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

			Held
			Position
Name	Age	Positions	Since

Takanori Ozaki	68	Director, Chief Executive Officer and Chief Financial Officer	7/31/2013

Robert M. Price	76	Director, former Chief Executive Officer and Chief Financial Offcier	7/23/2010

David E. Price	50	Secretary	7/23/2010

Tony Heo	67	Vice President - Business Development	7/31/2013

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

Committees of the Board of Directors

None.

Auditors

Our independent registered public accounting firm is Green & Company CPAs.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2014.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Takanori Ozaki (1)	2014	$–	$–	$–	$–	$–
Chief Executive Officer, Interim	2013	$–	$–	$–	$–	$–
Chief Financial Officer, and Director

Robert M. Price (2)	2014	$–	$–	$–	$–	$–
Director, former Chief Executive	2013	$–	$–	$–	$–	$–
Officer and Interim Chief Financial Officer

David E. Price (3)	2014	$30,000	$–	$–	$–	$30,000
Secretary	2013	$60,000	$–	$–	$–	$60,000

Tony Heo (4)	2014	$18,000	$–	$–	$–	$18,000
Vice President, Business Development	2013	$–	$–	$–	$–	$–

(1)	Mr. Takanori Ozaki was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director on July 31, 2013.
(2)	Mr. Robert M. Price was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director on July 23, 2010. Mr. Price resigned as Chief Executive Officer and Interim Chief Financial Officer on July 31, 2013.
(3)	Mr. David E. Price was appointed Secretary on July 23, 2010.
(4)	Mr. Tony Heo was appointed Vice President - Business Development on July 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2014. Except as otherwise noted, the address of the referenced individual is c/o Paradigm Resource Management Corporation, 1900 South Norfolk Street, Suite 350, San Mateo, CA 94403.

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

Percent
	Title of Stock	Beneficial		of
Name and Postion	Class	Ownership		Class (5)

Canton Investments Ltd.(1)	Common Stock	194,000,000	(Direct)	60.02%

Tidwell Limited (2)	Common Stock	45,000,000	(Direct)	13.92%

Takanori Ozaki (3) (4)	Common Stock	–		–

Robert M. Price (3) (4)	Common Stock	–		–

David E. Price (4)	Common Stock	–		–

Tony Heo (4)	Common Stock	–		–

All Directors and Officers as a Group	Common Stock	–		–

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Hong Kong having its offices at Corner Hutson & Eyre Streets, Blake Bld #302, Belize City, Belize.
(2)	Tidwell Limited is a company incorporated in Hong Kong having its offices at 78 Des Voeux Rd., Hong Hong
(3)	Indicates director.
(4)	Indicates officer.
(5)	The percentage of common stock is calculated based upon 323,202,300 shares issued and outstanding as of September 30, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company has no cash.  All operating expenses are currently being paid by our majority Shareholder, Canton Investments Ltd. and loans from third parties, and are shown as due to shareholder and note payable, respectively, on our balance sheet.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

On December 26, 2014, DKM Certified Public Accountants declined to stand for appointment as the Company’s independent accountants. On the same date, the Company engaged Green & Company CPAs as its independent registered public accounting firm as of and for the year ended September 30, 2014. The change in independent registered public accounting firm is not the result of any disagreement with DKM Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On October 11, 2013, the Company replaced Cowan, Gunteski & Co. P.A. and engaged DKM Certified Public Accountants as its independent registered public accounting firm as of and for the year ended September 30, 2013.  The change in independent registered public accounting firm was not the result of any disagreement with Cowan, Gunteski & Co. P.A.

The aggregate fees billed by Green & Company CPAs for the audit of the Company’s annual financial statements were $5,000 for the year ended September 30, 2014. The aggregate fees billed by DKM Certified Public Accountants for the audit of the Company’s annual financial statements were $5,000 for the year ended September 30, 2013. The aggregate fees billed by DKM Certified Public Accountants for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $4,500 during the year ended September 30, 2014. The aggregate fees billed by Cowan, Gunteski & Co. P.A. for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $15,000 during the year ended September 30, 2013.

Audit-Related Fees

For the years ended September 30, 2014 and 2013, our principal accountants did not render any audit-related services.

Tax Fees

For the fiscal years ended September 30, 2014 and 2013, our principal accountants did not render any services for tax compliance, tax advice, or tax planning work.

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

/s/ Takanori Ozaki	January 13, 2015
Takanori Ozaki, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Takanori Ozaki	January 13, 2015
Takanori Ozaki, Director	Date

/s/ Robert M. Price	January 13, 2015
Robert M. Price, Director	Date

