Form 10-Q
period 2014-12-31
Paradigm Resource Management Corp
filed 2015-02-06
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 28, 2015 the registrant had 323,202,300 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

Balance Sheets

	December 31,	September 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,954	$–
Total current assets	2,954	–
Investment in TOSS Plasma Technologies Ltd.	7,173	7,173
Total assets	$10,127	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$49,773	$35,072
Notes payable	22,127	17,049
Accrued interest	2,027	1,247
Amount due to shareholder	311,973	311,973
Total current liabilities	385,900	365,341
Other liabilities	–	–
Total liabilities	385,900	365,341
Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 323,202,300 and 323,202,300 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	323,202	323,202
Paid-in capital (deficiency)	(232,312)	(233,572)
Common stock issuable	7,093	7,093
Accumulated deficit	(473,756)	(454,891)
Total stockholders' deficit	(375,773)	(358,168)
Total liabilities and stockholders' deficit	$10,127	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Operations

(unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2014	2013
Net revenue	$–	$–
Cost of revenue	–	–
Gross profit	–	–
General and administrative expenses	16,786	38,033
Loss from operations	(16,786)	(38,033)
Other income (expense):
Interest expense	(2,079)	–
Total other income (expense)	(2,079)	–
Loss before income taxes	(18,865)	(38,033)
Provision for income taxes	–	–
Net loss	$(18,865)	$(38,033)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - Basic and Diluted	323,202,300	322,800,000

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,865)	$(38,033)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	780	–
Accretion of beneficial conversion feature as interest	1,299	–
Changes in operating assets and liabilities:
Deposits	–	(861)
Accounts payable	14,701	20,895
Net cash used in operating activities	(2,085)	(17,999)
Cash flows from investing activities:	–	–
Cash flows from financing activities:
Proceeds from loan payable	5,039	–
Proceeds from loans from shareholder	–	17,999
Net cash provided by financing activities	5,039	17,999
Net increase in cash	2,954	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$2,954	$–
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–
Supplemental disclosure of non-cash financing activities:
Accounts payable paid by shareholder	$–	$26,030
Beneficial conversion feature on convertible note payable	$1,260	$–

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
December 31, 2014

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

These unaudited financial statements should be read in conjunction with our 2014 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2015.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $18,865 for the three months ended December 31, 2014 and has incurred cumulative losses since inception of $473,756. The Company has a stockholders’ deficit of $375,773 at December 31, 2014. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION Statements of Operations (unaudited)

Note 2 – Related Party Transactions

As of September 30, 2013, $231,885 was due to Canton. During the year ended September 30, 2014, Canton paid $36,029 of accounts payable plus $44,059 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $311,973 at September 30, 2014. The balance due to Canton remains at $311,973 at December 31, 2014.

Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, is paid $2,500 per month for his services. At December 31, 2014 and September 30, 2014, $30,000 and $22,500, respectively, were due to Mr. Price and included in accounts payable. $7,500 and $7,500 are included in general and administrative expenses for the three months ended December 31, 2014 and 2013, respectively.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION Statements of Operations (unaudited)

Note 4 – Notes Payable

Notes payable consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014			September 30, 2014
	Principal	Unamortized Discount	Principal, net of Discounts	Principal	Unamortized Discount	Principal, net of Discounts
On May 1, 2014 the Company entered into a convertible promissory note with an investor in the amount of $19,961. Terms include simple interest at fifteen percent (15.0%), the note is due on May 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	$19,961	$(1,654)	$18,307	$19,961	$(2,912)	$17,049
On December 19, 2014 the Company entered into a convertible promissory note with an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	5,039	(1,219)	3,820	–	–	–
	$25,000	$(2,873)	$22,127	$19,961	$(2,912)	$17,049

As of December 31, 2014 and September 31, 2014, accrued interest on the above loans was $2,027 and $1,247, respectively. Interest expense was $2,079 (including accretion of beneficial conversion feature of $1,299) and $-0- for the three months ended December 31, 2014 and 2013, respectively.

Note 5 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of December 31, 2014 and September 30, 2014, the Company had 323,202,300 shares of Common Stock issued and outstanding.

Pursuant to the Agreement dated July 24, 2013, the Company was obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 3 – Investment in TOSS Plasma Technologies Ltd.). The value of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30, 2013. During the year ended September 30, 2014, 402,300 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at September 30, 2014 and December 31, 2014.

Note 6 – Subsequent Events

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

Company Overview

Paradigm Resource Management Corporation (the "Company", “we”, “us” or “our”) was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation (“CDVC”) and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China. During the periods presented all revenue was derived from the telecom business sector.

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

Results of Operations

For the Three Months Ended December 31, 2014 and 2013

Revenues

The Company had no revenue for the Three months ended December 31, 2014 and 2013.

Operating Expenses

For the three months ended December 31, 2014 total operating expenses were $16,786 compared to $38,033 for the three months ended December 31, 2013 resulting in a decrease of $21,247. The decrease in operating expenses primarily relates to decreases in consulting fees, and rent.

We incurred $2,079 of interest expense, of which $1,299 was the accretion of the beneficial conversion features on convertible promissory notes. For the three months ended December 31, 2014. We incurred no interest expense for the three months ended December 31, 2013. Our net loss to our shareholders for the three months ended September 30, 2014 and 2013 was $18,865 and $38,033, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2014, the Company cash of $2,954 and a deficit in working capital of $382,946. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $150,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $50,000 for business planning and development, and $100,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Three Months Ended December 31, 2014 compared to the Three Months ended December 31, 2013

We used cash for operating activities of $2,085 and $17,999 for the three months ended December 31, 2014, and 2013, respectively. The elements of cash flow used in operations for the three months ended December 31, 2014 included a net loss of $18,865 offset by interest accrued on notes payable of $780, accretion of beneficial conversion features of $1,299 and increases in accounts payable of $14,701. The elements of cash flow used in operations for the three months ended December 31, 2013 included a net loss of $38,033 increased by a deposit of $861 and offset by an increase in accounts payable of $20,895.

We used no cash in investing activities during the three months ended December 31, 2014 and 2013.

Cash generated in our financing activities was $5,039 for the three months ended December 31, 2014, compared to cash generated of $17,999 during the comparable period in 2013. The financing activities for the three months ended December 31, 2014 consisted of $5,039 of proceeds from a note payable while the cash provided by financing activities for the three months ended December 31, 2013 are attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. On January 1, 2015, the Company issued a convertible promissory note to South Riverside Group, Inc. in the amount of $22,000. The note is due January 5, 2016, bears interest at 15% per annum, and is convertible into common shares of the Company at a 20% discount to the average VWAP of the last 30 days trading prior to the date of conversion. We currently have no other arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended September 30, 2014, included in our Annual Report on Form 10-K as filed on January 13, 2015, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2014.

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

Date: February 6, 2015	By:	/s/ Takanori Ozaki
Takanori Ozaki
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

