Form 10-Q
period 2015-03-31
Paradigm Resource Management Corp
filed 2015-05-12
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015 the registrant had 323,202,300 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

Balance Sheets

	March 31,	September 30,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,229	$–
Total current assets	8,229	–

Investment in TOSS Plasma Technologies Ltd.	7,173	7,173

Total assets	$15,402	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$47,382	$35,072
Notes payable	41,495	17,049
Accrued interest	3,756	1,247
Amount due to shareholder	311,973	311,973
Total current liabilities	404,606	365,341

Other liabilities	–	–

Total liabilities	404,606	365,341

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 323,202,300 and 323,202,300 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	323,202	323,202
Paid-in capital (deficiency)	(226,812)	(233,572)
Common stock issuable	7,093	7,093
Accumulated deficit	(492,687)	(454,891)
Total stockholders' deficit	(389,204)	(358,168)

Total liabilities and stockholders' deficit	$15,402	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Net revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

General and administrative expenses	14,334	24,452	31,120	62,485

Loss from operations	(14,334)	(24,452)	(31,120)	(62,485)

Other income (expense):
Interest expense	(4,597)	–	(6,676)	–
Total other income (expense)	(4,597)	–	(6,676)	–

Loss before income taxes	(18,931)	(24,452)	(37,796)	(62,485)

Provision for income taxes	–	–	–	–

Net loss	$(18,931)	$(24,452)	$(37,796)	$(62,485)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	323,202,300	323,202,300	323,202,300	323,164,723

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(37,796)	$(62,485)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	2,509	–
Accretion of beneficial conversion feature as interest	4,167	–
Changes in operating assets and liabilities:
Deposits	–	(861)
Accounts payable	12,310	38,622
Net cash used in operating activities	(18,810)	(24,724)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from loan payable	27,039	–
Proceeds from loans from shareholder	–	24,724
Net cash provided by financing activities	27,039	24,724

Net increase in cash	8,229	–

Cash and cash equivalents at beginning of period	–	–

Cash and cash equivalents at end of period	$8,229	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable paid by shareholder	$–	$26,030

Beneficial conversion feature on convertible note payable	$6,760	$–

402,300 shares issued from common stock issuable:
Common stock issuable	$–	$(80)
Common stock	$–	$402
Additional paid in capital	$–	$(322)

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
March 31, 2015

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“Canton” or “CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 11,500,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 2,440,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owns a total of 13,940,000 shares of the Company’s common stock representing 91.54%.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $37,796 for the six months ended March 31, 2015 and has incurred cumulative losses since inception of $492,687. The Company has a stockholders’ deficit of $389,204 at March 31, 2015.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
March 31, 2015

(unaudited)

Note 2 – Related Party Transactions

As of September 30, 2014 and March 31, 2015, $311,973 was due to Canton.

Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, is paid $2,500 per month for his services. At March 31, 2015 and September 30, 2014, $34,500 and $22,500, respectively, were due to Mr. Price and included in accounts payable. $7,500 and $7,500 are included in general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively. $15,000 and $15,000 are included in general and administrative expenses for the six months ended March 31, 2015 and 2014, respectively.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
March 31, 2015

(unaudited)

Note 4 – Notes Payable

Notes payable consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015			September 30, 2014
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On May 1, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $19,961. Terms include simple interest at fifteen percent (15.0%), the note is due on May 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	$19,961	$(424)	$19,537	$19,961	$(2,912)	$17,049

On December 19, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	5,039	(908)	4,131	–	–	–

On January 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $22,000. Terms include simple interest at fifteen percent (15.0%), the note is due on January 5, 2016 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	22,000	(4,173)	17,827	–	–	–

	$47,000	$(5,505)	$41,495	$19,961	$(2,912)	$17,049

As of March 31, 2015 and September 31, 2014, accrued interest on the above loans was $3,756 and $1,247, respectively. Interest expense was $6,676 (including accretion of beneficial conversion feature of $4,167) and $-0- for the six months ended March 31, 2015 and 2014, respectively.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
March 31, 2015

(unaudited)

Note 5 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of March 31, 2015 and September 30, 2014, the Company had 323,202,300 shares of Common Stock issued and outstanding.

Pursuant to the Agreement dated July 24, 2013, the Company is obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 3 – Investment in TOSS Plasma Technologies Ltd.). The value of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors. During the year ended September 30, 2014, 402,300 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at September 30, 2014 and March 31, 2015.

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

Results of Operations

For the Six Months Ended March 31, 2015 and 2014

Revenues

The Company had no revenue for the six months ended March 31, 2015 and 2014.

Operating Expenses

For the six months ended March 31, 2015 total operating expenses were $31,120 compared to $62,485 for the six months ended March 31, 2014 resulting in a decrease of $31,365. The decrease in operating expenses primarily relates to decreases in consulting fees, and rent.

We incurred $6,676 of interest expense, of which $4,167 was the accretion of the beneficial conversion features on convertible promissory notes for the six months ended March 31, 2015. We incurred no interest expense for the six months ended March 31, 2014. Our net loss to our shareholders for the six months ended March 31, 2015 and 2014 was $37,796 and $62,485, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2015, the Company cash of $8,229 and a deficit in working capital of $396,377. Historically, our operating expenses have been funded and paid by CIL and by the issuances of notes payable.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $150,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $50,000 for business planning and development, and $100,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses.

Liquidity and Capital Resources during the Six Months Ended March 31, 2015 compared to the Six Months ended March 31, 2014

We used cash for operating activities of $18,810 and $24,724 for the six months ended March 31, 2015, and 2014, respectively. The elements of cash flow used in operations for the six months ended March 31, 2015 included a net loss of $37,796 offset by interest accrued on notes payable of $2,509, accretion of beneficial conversion features of $4,167 and increases in accounts payable of $12,310. The elements of cash flow used in operations for the six months ended March 31, 2014 included a net loss of $62,485 increased by a deposit of $861 and offset by an increase in accounts payable of $38,622.

We used no cash in investing activities during the six months ended March 31, 2015 and 2014.

Cash generated in our financing activities was $27,039 for the six months ended March 31, 2015, compared to cash generated of $24,724 during the comparable period in 2014. The financing activities for the six months ended March 31, 2015 consisted of $27,039 of proceeds from convertible notes payable while the cash provided by financing activities for the six months ended March 31, 2014 are attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities during the quarter ended March 31, 2015.

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

Date: May 12, 2015	By:	/s/ Takanori Ozaki
Takanori Ozaki
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

