Form 10-Q
period 2015-06-30
Paradigm Resource Management Corp
filed 2015-08-19
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 18, 2015 the registrant had 323,202,300 shares of its Common Stock, $0.001 par value, outstanding.

PARADIGM RESOURCE MANAGEMENT CORPORATION

FORM 10-Q

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

PARADIGM RESOURCE MANAGEMENT CORPORATION

Balance Sheets

	June 30,	September 30,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,653	$–
Interest receivable	482	–
Total current assets	20,135	–

Investment in cost-method investee	7,173	7,173

Investment in commercial paper	100,000	–

Total assets	$127,308	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$48,270	$35,072
Notes payable	51,904	17,049
Accrued interest	5,677	1,247
Amount due to shareholder	311,973	311,973
Total current liabilities	417,824	365,341

Derivative liability	70,169	–

Total liabilities	487,993	365,341

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 323,202,300 and 323,202,300 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	323,202	323,202
Paid-in capital (deficiency)	(286,538)	(233,572)
Common stock issuable	121,493	7,093
Accumulated deficit	(518,842)	(454,891)
Total stockholders' deficit	(360,685)	(358,168)

Total liabilities and stockholders' deficit	$127,308	$7,173

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

General and administrative expenses	13,864	24,820	44,984	87,305

Loss from operations	(13,864)	(24,820)	(44,984)	(87,305)

Other income (expense):
Interest income	482	–	482
Interest expense	(4,830)	(1,319)	(11,506)	(1,319)
Loss on change in derivative	(7,943)	–	(7,943)	–
Total other income (expense)	(12,291)	(1,319)	(18,967)	(1,319)

Loss before income taxes	(26,155)	(26,139)	(63,951)	(88,624)

Provision for income taxes	–	–	–	–

Net loss	$(26,155)	$(26,139)	$(63,951)	$(88,624)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	323,202,300	323,202,300	323,202,300	323,177,248

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(63,951)	$(88,624)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	4,430	499
Accretion of beneficial conversion feature as interest	7,076	820
Loss on change in derivative	7,943	–
Changes in operating assets and liabilities:
Interest receivable	(482)	–
Deposits	–	(861)
Accounts payable	13,198	43,481
Net cash used in operating activities	(31,786)	(44,685)

Cash flows from investing activities:
Investment in commercial paper	(100,000)	–
Net cash used in by investing activities	(100,000)	–

Cash flows from financing activities:
Proceeds from loan payable	37,039	19,961
Proceeds from loans from shareholder	–	24,724
Proceeds from sale of common stock subscriptions	114,400	–
Net cash provided by financing activities	151,439	44,685

Net increase in cash	19,653	–

Cash and cash equivalents at beginning of period	–	–

Cash and cash equivalents at end of period	$19,653	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable paid by shareholder	$–	$26,030

Beneficial conversion feature on convertible note payable	$9,260	$4,990

402,300 shares issued from common stock issuable:
Common stock issuable	$–	$(80)
Common stock	$–	$402
Additional paid in capital	$–	$(322)

See accompanying notes to financial statements.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
June 30, 2015

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

The Company is in the process of adopting its new business strategy of acquiring and developing certain real estate opportunities, particularly in the field of distressed assets, and other alternative investments.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $56,008 for the nine months ended June 30, 2015 and has incurred cumulative losses since inception of $510,899. The Company has a stockholders’ deficit of $290,516 at June 30, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
June 30, 2015

(unaudited)

Note 2 – Related Party Transactions

As of September 30, 2014 and June 30, 2015, $311,973 was due to Canton. The advances are noninterest bearing and are due on demand.

Mr. David Price, the Company’s Secretary and son of its former Chief Executive Officer and Director, is paid $2,500 per month for his services. At June 30, 2015 and September 30, 2014, $40,000 and $22,500, respectively, were due to Mr. Price and included in accounts payable. $7,500 and $7,500 are included in general and administrative expenses for the three months ended June 30, 2015 and 2014, respectively. $22,500 and $22,500 are included in general and administrative expenses for the nine months ended June 30, 2015 and 2014, respectively.

Note 3 – Investment in Cost-Method Investee

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

The cost of the investment of $7,173, or 35,866,667 shares of the Company’s common stock at a fair value of $0.0002 per share, was based on the price of shares previously sold to investors.

Note 4 – Investment in Commercial Paper

On June 8, 2015, the Company invested in a $100,000 convertible bond from Bullion Japan Inc. The bond matures June 8, 2018, earns interest at eight percent (8%) per annum paid quarterly, and is convertible into common stock of Bullion Japan Inc. at the Company’s option any time after June 8, 2017 at a price of JPY ¥8,035 ($6.46) per share. As of June 30, 2015, $482 of interest has been accrued and included in the statement of operations as interest income.

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
June 30, 2015

(unaudited)

Note 5 – Notes Payable

Notes payable consisted of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015			September 30, 2014
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On May 1, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $19,961. Terms include simple interest at fifteen percent (15.0%), the note is due on May 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. This note is in default at June 30, 2014.	$19,961	$–	$19,961	$19,961	$(2,912)	$17,049

On December 19, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	5,039	(594)	4,445	–	–	–

On January 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $22,000. Terms include simple interest at fifteen percent (15.0%), the note is due on January 5, 2016 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	22,000	(2,817)	19,183	–	–	–

On May 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on November 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	10,000	(1,685)	8,315	–	–	–

	$57,000	$(5,096)	$51,904	$19,961	$(2,912)	$17,049

PARADIGM RESOURCE MANAGEMENT CORPORATION

Notes to Financial Statements
June 30, 2015

(unaudited)

Note 5 – Notes Payable (Continued)

As of June 30, 2015 and September 31, 2014, accrued interest on the above loans was $5,677 and $1,247, respectively. Interest expense was $11,506 and $1,319 (including accretion of beneficial conversion feature of $7,076 and $820) for the nine months ended June 30, 2015 and 2014, respectively.

Note 6 – Derivative Liability

We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

During 2015, the Company entered into certain convertible debt agreements.  The initial value was the fair value of the note less the fair value of the debt discount.   The difference between the amortized fair value and the revalued fair value at each reporting period is recorded as a derivative liability.  This derivative liability will change every reporting period based on the current market conditions.

Note 7 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of June 30, 2015 and September 30, 2014, the Company had 323,202,300 shares of Common Stock issued and outstanding.

Pursuant to the Agreement dated July 24, 2013, the Company is obligated to issue 35,866,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 3 – Investment in Cost-Method Investee). The cost of the shares of $7,173, or $0.0002 per share, was based on the price of shares previously sold to investors. During the year ended September 30, 2014, 402,300 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at September 30, 2014.

On June 20, 2015, the Company received $114,400 from an investor for a subscription of 7,150,000 shares of its common stock at a price of $0.016 per share. The shares remained unissued at June 30, 2015 and are included in common stock issuable on the balance sheet.

Note 8 – Subsequent Events

On July 3, 2015, the Company invested in a $100,000 convertible bond from Bullion Japan Inc. The bond matures July 3, 2017, earns interest at eight percent (8%) per annum paid quarterly, and is convertible into common stock of Bullion Japan Inc. at the Company’s option any time after July 3, 2017 at a price of JPY ¥8,035 ($6.46) per share.

On July 28, 2015, the Company received $249,600 from an investor for a subscription of 15,600,000 shares of its common stock at a price of $0.016 per share.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Plan of Operation

Management is in the process of adopting its new business strategy of acquiring and developing certain real estate opportunities, particularly in the field of distressed assets, and other alternative investments. Management is also currently assessing and evaluating new strategic partnership opportunities for TPT to develop its customer base.

Results of Operations

For the Three months Ended June 30, 2015 and 2014

Revenues

The Company had no revenue for the three months ended June 30, 2015 and 2014.

Operating Expenses

For the three months ended June 30, 2015 total operating expenses were $13,864 compared to $24,820 for the three months ended June 30, 2014 resulting in a decrease of $10,956. The decrease in operating expenses primarily relates to decreases in consulting fees, and rent.

We recognized $482 of interest income for the three months ended June 30, 2015 compared to $-0- for the same period in 2014. We incurred $4,830 of interest expense, of which $2,909 was the accretion of the beneficial conversion features on convertible promissory notes and a loss of $7,943 on the change in derivative, for the three months ended June 30, 2015. We incurred $1,319 of interest expense, of which $820 was the accretion of the beneficial conversion features on convertible promissory notes, for the three months ended June 30, 2014. Our net loss to our shareholders for the three months ended June 30, 2015 and 2014 was $26,155 and $26,139, respectively.

For the Nine months Ended June 30, 2015 and 2014

Revenues

The Company had no revenue for the nine months ended June 30, 2015 and 2014.

Operating Expenses

For the nine months ended June 30, 2015 total operating expenses were $44,984 compared to $87,305 for the nine months ended June 30, 2014 resulting in a decrease of $42,321. The decrease in operating expenses primarily relates to decreases in consulting fees, and rent.

We recognized $482 of interest income for the nine months ended June 30, 2015 compared to $-0- for the same period in 2014. We incurred $11,506 of interest expense, of which $7,076 was the accretion of the beneficial conversion features on convertible promissory notes and a loss of $7,943 on the change in derivative, for the nine months ended June 30, 2015. We incurred $1,319 of interest expense, of which $820 was the accretion of the beneficial conversion features on convertible promissory notes, for the nine months ended June 30, 2014. Our net loss to our shareholders for the nine months ended June 30, 2015 and 2014 was $63,951 and $88,624, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2015, the Company cash of $19,653 and a deficit in working capital of $397,689. Historically, our operating expenses have been funded and paid by CIL and by the issuances of notes payable.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $150,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $50,000 for business planning and development, and $100,000 for general overhead expenses such as legal and accounting fees, office overhead and general expenses. As we progress into our new business strategy of acquiring and developing distressed real estate assets, we will require substantial amounts of equity or debt financing to effectuate such transactions.

Liquidity and Capital Resources during the Nine months Ended June 30, 2015 compared to the Nine months ended June 30, 2014

We used cash for operating activities of $31,786 and $44,685 for the nine months ended June 30, 2015, and 2014, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2015 included a net loss of $63,951 offset by interest accrued on notes payable of $4,430, accretion of beneficial conversion features of $7,076, loss on change in derivative of $7,943, and increases in accounts payable of $13,198 and offset by an increase in interest receivable of $482. The elements of cash flow used in operations for the nine months ended June 30, 2014 included a net loss of $88,624 offset by interest accrued on notes payable of $499, accretion of beneficial conversion features of $820 and increases in accounts payable of $43,481, offset by an increase in deposits of $861.

Cash used in investing activates consisted of a $100,000 investment in commercial paper for the nine months ended June 30, 2015. We used no cash in investing activities during the nine months ended June 30, 2014.

Cash generated in our financing activities was $151,439 for the nine months ended June 30, 2015, compared to cash generated of $44,685 during the comparable period in 2014. The financing activities for the nine months ended June 30, 2015 consisted of $37,039 of proceeds from convertible notes payable and $114,400 from the sale of common stock subscriptions while the cash provided by financing activities for the nine months ended June 30, 2014 are attributed to amounts due to our principal shareholder for expenses paid on our behalf by the shareholder of $24,724 and $19,961 of proceeds from convertible notes payable.

From July 1 through August 17, 2015, we have received $249,600 from an investor for a subscription of 15,600,000 shares of its common stock and we have invested an additional $100,000 in a convertible bond from Bullion Japan Inc.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity securities or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

Item 4.     Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2015.

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

Date: August 19, 2015	By:	/s/ Takanori Ozaki
Takanori Ozaki
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

