Form 10-K
period 2015-09-30
Alternative Investment Corp
filed 2016-01-13
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-34858

____________________________

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes ☐ No

On March 31, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $589,416 based upon the closing price of $0.28 on March 31, 2015 on the OTC Bulletin Board system. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 8, 2016 the registrant had 8,638,750 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

i

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

Item 1. Business

General

Alternative Investment Corporation (the "Company", “AICO”, “we”, “us” or “our”) was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation (“CDVC”) and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China.

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

On July 23, 2010, the Company experienced a change in control. Canton Investments Ltd (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders. On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 28,750,000 shares of the Company’s outstanding common stock for $205,750. Also on July 23, 2010, CIL purchased 6,100,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders. As a result of the change in control, CIL owned a total of 34,850,000 shares of the Company’s common stock representing 91.54%.

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

On September 10, 2012, CIL contributed 30,000,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 4,850,000 shares of the Company’s common stock representing 60%.

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 896,667 shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provides AMSA an option to acquire an additional 1,120,833 shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 5,746,667 shares of common stock of the Company. The options expired on June 2, 2014.

On September 10, 2015, the Company and AMSA entered into a Rescission Agreement to fully rescind the previous acquisition agreement of shares of TPT and returned previously issued shares of each company to each other.

On September 18, 2015, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Alternative Investment Corporation.

Management is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Employees

As of September 30, 2015, the Company had one employee.

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

Our auditor's report on our 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2015 Audited Financial Statements."

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

Although our Common Stock is currently traded on the OTC Bulletin Board, there is no assurance any public market for our Common Stock will continue. There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the Shares. An investment in these Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

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

Canton Investments Ltd. (“CIL”) holds 4,850,000 shares of our common stock, representing approximately 60% of the outstanding shares of our common stock. Accordingly, CIL will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as CIL may continue to be our largest shareholder. The interests of CIL may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized. As of September 30, 20es15, there are no outstanding stock options.

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

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the OTC Markets Bulletin Board (“OTCBB”) under the symbol "PRDC.QB". As of September 30, 2015, the Company’s common stock was held by 28 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2015		For the Year Ended September 30, 2014
	High	Low	High	Low
First Quarter	$0.40	$0.20	$5.20	$3.60
Second Quarter	$2.00	$0.28	$3.60	$1.60
Third Quarter	$3.60	$0.80	$2.20	$0.92
Fourth Quarter	$4.00	$1.11	$1.76	$0.60

Our authorized capital stock consists of 1,600,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Plan of Operation

Management is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Results of Operations

For the Years Ended September 30, 2015 and 2014

Revenues

The Company had no revenue for the years ended September 30, 2015 and 2014.

Operating Expenses

For the year ended September 30, 2015, our total operating expenses were $69,270, all of which were selling, general and administrative expenses. We incurred $12,233 of interest expense, of which $10,015 was the accretion of the beneficial conversion feature on a convertible promissory note. We earned $4,450 of interest income for the year ended September 30, 2015. Our net loss to our shareholders for the year ended September 30, 2015 was $77,053.

For the year ended September 30, 2014, our total operating expenses were $99,092, all of which were selling, general and administrative expenses. We incurred $3,325 of interest expense, of which $2,078 was the accretion of the beneficial conversion feature on a convertible promissory note. Our net loss to our shareholders for the year ended September 30, 2014 was $102,417.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $124,531 and a deficit in working capital of $269,134. We used cash in operating activities of $56,547 and $64,020 for the years ended September 30, 2015, and 2014, respectively. The principal elements of cash flow used in operations for the year ended September 30, 2015 included a net loss of $77,053, offset by interest accrued on note payable of $2,218, accretion of beneficial conversion feature as interest of $10,015, and increases in accounts payable of $12,723, offset by an increase in interest receivable of $4,450. The principal elements of cash flow used in operations for the year ended September 30, 2014 included a net loss of $102,417, offset by interest accrued on note payable of $1,247, accretion of beneficial conversion feature as interest of $2,078, and increases in accounts payable of $35,072.

For the year ended September 30, 2015, we had $200,000 of cash used in investing activities for the purchases of commercial paper. No cash was used in investing activities during the year ended September 30, 2014.

Cash generated in our financing activities was $381,078 and $64,020 for the years ended September 30, 2015 and 2014, respectively. The financing activities for the year ended September 30, 2015 consisted of $37,039 of proceeds from the issuances of notes payable and $364,000 of proceeds from the sale of common stock, offset by the payment of $19,961 of a note payable ,while the cash provided by financing activities for year ended September 30, 2014 consisted of $19,961 of proceeds from a note payable and $44,059 of proceeds received as a loan from our principal shareholder.

We do not have sufficient resources to effectuate our business. As of September 30, 2015, we had cash of $124,531. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

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

On November 2, 2015, the Company paid in full a note payable to Antonio Treminio in the amount of $5,039, plus $654 of accrued interest due thereon.

On November 2, 2015, the Company paid in full a note payable to South Riverside Group, Inc. in the amount of $22,000, plus $2,739 of accrued interest due thereon.

On November 2, 2015, the Company paid in full a note payable to Antonio Treminio in the amount of $10,000, plus $501 of accrued interest due thereon.

On November 18, 2015, the Company received $25,000 from an investor for a subscription of 1,562,500 shares of its common stock at a price of $0.016 per share.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $77,053 for the year ended September 30, 2015, has incurred cumulative losses since inception of $531,944, and has a stockholders’ deficit of $69,134 at September 30, 2015.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alternative Investment Corporation

We have audited the accompanying balance sheet of Alternative Investment Corporation as of September 30, 2015 and September 30, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Investment Corporation as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Tampa, Florida

January 13, 2016

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Balance Sheets

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$124,531	$–
Interest receivable	4,450	–
Total current assets	128,981	–

Investment in cost-method investee	–	7,173
Investment in commercial paper	200,000	–
Total assets	$328,981	$7,173

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$47,795	$35,072
Notes payable	34,882	17,049
Accrued interest	3,465	1,247
Amount due to shareholder	311,973	311,973
Total current liabilities	398,115	365,341

Other liabilities	–	–
Total liabilities	398,115	365,341

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized,8,648,808 and 8,080,058 shares issued and 8,638,750 and 8,080,058 shares outstanding at September 30, 2015 and 2014, respectively	8,649	8,080
Additional paid-in capital	454,241	81,550
Common stock issuable	–	7,093
Treasury stock, at cost	(80)	–
Accumulated deficit	(531,944)	(454,891)
Total stockholders' deficit	(69,134)	(358,168)

Total liabilities and stockholders' deficit	$328,981	$7,173

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Statements of Operations

	For the Year Ended September 30,
	2015	2014
Net revenue	$–	$–
Cost of revenue	–	–
Gross profit	–	–
General and administrative expenses	69,270	99,092
Loss from operations	(69,270)	(99,092)
Other income (expense):
Interest income	4,450
Interest expense	(12,233)	(3,325)
Total other income (expense)	(7,783)	(3,325)
Loss before income taxes	(77,053)	(102,417)
Provision for income taxes	–	–
Net loss	$(77,053)	$(102,417)
Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares
outstanding - Basic and Diluted	8,093,503	8,079,589

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Statements of Cash Flows

	For the Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(77,053)	$(102,417)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	2,218	1,247
Accretion of beneficial conversion feature as interest	10,015	2,078
Changes in operating assets and liabilities:
Interest receivable	(4,450)	–
Accounts payable	12,723	35,072
Net cash used in operating activities	(56,547)	(64,020)

Cash flows from investing activities:
Investment in commercial paper	(200,000)	–
Net cash used in by investing activities	(200,000)	–

Cash flows from financing activities:
Proceeds from issuance of notes payable	37,039	19,961
Payments on notes payable	(19,961)	–
Proceeds from loans from shareholder	–	44,059
Proceeds from sale of common stock	364,000	–
Net cash provided by financing activities	381,078	64,020

Net increase in cash	124,531	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$124,531	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Rescission of TPT acquisition:
Investment in cost-method investee	$(7,173)	$–
Common stock issuable	$7,093	$–
Treasury stock	$80	$–
Accounts payable paid by shareholder	$–	$36,029
Beneficial conversion feature on convertible note payable	$9,260	$4,990
402,300 shares issued from common stock issuable:
Common stock issuable	$–	$(80)
Common stock	$–	$402
Additional paid in capital	$–	$(322)

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Statements of Stockholders' Deficit

For the Years Ended September 30, 2014 and 2015

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit

Balance, September 30, 2013	8,070,000	$8,070	$76,490	$7,173	$–	$(352,474)	$(260,741)

Issuance of 402,300 shares to AMSA	10,058	10	70	(80)	–	–	–

Beneficial conversion feature on convertible note payable.	–	–	4,990	–	–	–	4,990

Net loss for the year ended September 30, 2014	–	–	–	–	–	(102,417)	(102,417)

Balance, September 30, 2014	8,080,058	8,080	81,550	7,093	–	(454,891)	(358,168)

Issuance of 568,750 shares for cash	568,750	569	363,431	–		–	364,000

Rescission of TPT acquisition and return of shares from AMSA	–	–	–	(7,093)	(80)	–	(7,173)

Beneficial conversion feature on convertible note payable.	–	–	9,260	–	–	–	9,260

Net loss for the year ended September 30, 2015	–	–	–	–	–	(77,053)	(77,053)

Balance, September 30, 2015	8,648,808	$8,649	$454,241	$–	$(80)	$(531,944)	$(69,134)

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Alternative Investment Corporation (the "Company") was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation. The principal business of the Company was its web based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

On July 23, 2010, the Company experienced a change in control. Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders. On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 28,750,000 shares of the Company’s outstanding common stock for $205,750. Also on July 23, 2010, CIL purchased 6,100,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders. As a result of the change in control, CIL owned a total of 34,850,000 shares of the Company’s common stock representing 91.54%.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation.

On September 10, 2012, CIL contributed 30,000,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 4,850,000 shares of the Company’s common stock representing 60%.

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 896,667 shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provides AMSA an option to acquire an additional 1,120,833 shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 5,746,667 shares of common stock of the Company. The options expired on June 2, 2014.

On September 10, 2015, the Company and AMSA entered into a Rescission Agreement to fully rescind the previous acquisition agreement of shares of TPT and returned previously issued shares of each company to each other.

On September 18, 2015, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Alternative Investment Corporation.

The Company is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Stock Split

On December 2, 2015, the Company's Board of Directors declared a forty-to-one reverse stock split of all outstanding shares of common stock. The effect of the stock split decreased the number of shares of common stock outstanding from 345,952,300 to 8,648,808. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to December 2, 2015. The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $77,053 and $102,417 for the years ended September 30, 2015 and 2014, respectively, and has incurred cumulative losses since inception of $531,944. The Company has a stockholders’ deficit of $69,134 at September 30, 2015.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and 2014, respectively, the Company had no cash equivalents.

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

The Company completed an annual impairment evaluation on the Investment in Toss Plasma Technologies Ltd. for the year ended September 30, 2014 and determined that no impairment existed at such time.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2015 and 2014, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2015 and 2014.

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

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

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

Note 4 – Related Parties

During the year ended September 30, 2014, Canton paid $36,029 of accounts payable at September 30, 2013 plus $44,059 of expenses in connection with the Company’s operations, resulting in an amount due to Canton of $311,973 at September 30, 2014 and 2015. The loan is unsecured, non-interest bearing and there is no repayment date.

Note 5 – Investment in Cost-Method Investee

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 896,667 restricted shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provided AMSA an option to acquire an additional 1,120,833 shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

The value of the investment of $7,173, or 896,667 shares of the Company’s common stock at a fair value of $0.008 per share, was based on the price of shares previously sold to investors.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

Note 5 – Investment in Cost-Method Investee (Continued)

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 5,746,667 shares of common stock of the Company. The options expired on June 2, 2014.

On September 10, 2015, the Company and AMSA entered into a Rescission Agreement to fully rescind the previous acquisition agreement of shares of TPT and returned previously issued shares of each company to each other.

Note 6 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature July 3, 2017 and June 8, 2018, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. As of September 30, 2015, $4,450 of interest has been accrued and included in the statement of operations as interest income.

Note 7 – Notes Payable

Notes payable consisted of the following at September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On May 1, 2014 the Company entered into a convertible promissory note with an investor in the amount of $19,961. Terms include simple interest at fifteen percent (15.0%), the note was due on May 1, 2015 and was convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. This note was fully paid on August 24, 2015	$–	$–	$–	$19,961	$(2,912)	$17,049

On December 19, 2014 the Company entered into a convertible promissory note with an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	5,039	(276)	4,763	–	–	–

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

Note 7 – Notes Payable (Continued)

	September 30, 2015			September 30, 2014
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On January 1, 2015 the Company entered into a convertible promissory note with an investor in the amount of $22,000. Terms include simple interest at fifteen percent (15.0%), the note is due on January 5, 2016 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	22,000	(1,446)	20,554	–	–	–

On May 1, 2015 the Company entered into a convertible promissory note with an investor in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on November 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	10,000	(435)	9,565	–	–	–

	$37,039	$(2,157)	$34,882	$19,961	$(2,912)	$17,049

As of September 30, 2015 and 2014, accrued interest on the above loans was $3,465 and $1,247, respectively. Interest expense was $12,233 and $3,325 (including accretion of beneficial conversion feature of $10,015 and $2,078) for the year ended September 30, 2015 and 2014, respectively.

Note 8 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of September 30, 2015 and 2014, the Company had 8,648,808 and 8,080,058 shares of Common Stock issued, respectively, and 8,638,750 and 8,080,058 shares outstanding, respectively.

Pursuant to the Agreement dated July 24, 2013, the Company was obligated to issue 896,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TPT (see Note 5 – Investment in Cost-Method Investee). The value of the shares of $7,173, or $0.008 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30, 2014. During the year ended September 30, 2014, 10,058 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at September 30, 2014.

On September 10, 2015, the Company and AMSA entered into a Rescission Agreement to fully rescind the previous acquisition agreement of shares of TPT. As a result of the Rescission Agreement, The $7,093 of common stock issuable was reduced to $-0- at September 30, 2015 and AMSA returned the 10,058 shares previously issued to them. The returned shares are included Treasury stock at their cost of $80 at September 30, 2015.

During the year ended September 30, 2015, the Company issued 568,750 shares of its Common Stock to an investor for $364,000, or $0.64 per share.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

Note 9 – Income Taxes

No provision was made for income taxes for the years ended September 30, 2015 and 2014 as the Company had incurred net losses for tax purposes of $77,053 and $102,417, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended September 30,
	2015	2014

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30,
	2015	2014
Deferred income tax assets:
Net operating loss carry forwards	$145,620	$119,420
Valuation allowance	(145,620)	(119,420)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $26,200 and $34,820 for the years ended September 30, 2015 and 2014, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended September 30, 2015 and 2014. At September 30, 2015, the Company has net operating loss carry forwards of approximately $428,000, which expire commencing 2030. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through September 30, 2015, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. The Company has not filed any tax returns with the IRS since its inception.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2015

Note 10– Subsequent Events

On November 2, 2015, the Company paid in full a note payable to Antonio Treminio in the amount of $5,039, plus $654 of accrued interest due thereon.

On November 2, 2015, the Company paid in full a note payable to South Riverside Group, Inc. in the amount of $22,000, plus $2,739 of accrued interest due thereon.

On November 2, 2015, the Company paid in full a note payable to Antonio Treminio in the amount of $10,000, plus $501 of accrued interest due thereon.

On November 18, 2015, the Company received $25,000 from an investor for a subscription of 1,562,500 shares of its common stock at a price of $0.016 per share.

On December 16, 2015, the Company entered into a non-binding Memorandum of Understanding (”MOU”) with Basil and Barns, Inc. (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the MOU, the Company is to invest $1,215,000 including a $500,000 5 year loan at 7% interest per annum, and $715,000 for its 55% interest in B&B Inc. On November 9, 2015, the Company paid a refundable deposit of $50,000 towards the anticipated amounts. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2015:

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2015, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

On September 11, 2015, Mr. Daniel Otazo was appointed as CFO of the Company.

Other than items noted above, there were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Daniel Otazo	44	Director, Interim Chief Executive Officer and Chief Financial Officer	9/11/2015

Shuichi Uda	43	Director	8/21/2015

David E. Price	51	Secretary	7/23/2010

Takanori Ozaki	69	Director, Chief Executive Officer and Chief Financial Officer	7/31/2013 (1)

__________________

(1)	Mr. Ozaki resigned his positions on September 11, 2015.

Biography of Directors and Officers

Mr. Daniel Otazo was appointed as a Director, Interim Chief Executive Officer, and Chief Financial Officer of the Company on September 11, 2015. Mr. Otazo held various top executive positions in the financial services industry in Europe and in Latin America, including CEO at ProCredit Bank Nicaragua, and Chief Risk Officer and Vice President of Financial Planning and Controlling at at ProCredit Bank Bolivia. He also worked for many years as a Senior Consultant at PriceWaterhouseCoopers in Germany, Switzerland and Spain, where he was in charge of account management of major clients in the field of Asset Management and Private Banking. He has a degree in engineering from the University of Applied Sciences Konstanz, Germany, an MBA from the University of Edinburgh, United Kingdom, and earned the CFA Charter in 2004.

Mr. Shuichi Uda was appointed as a Director of the Company on August 21, 2015. Mr. Uda is the founder & CEO of Dragoon Capital Inc., a full service investment-banking firm (Japanese Financial Service Agency License No. 1032). Mr. Uda has also held executive positions at Silvertail in London and as Chief Consultant for Funai Consulting Co., Ltd. prior to founding Dragoon Capital in Tokyo. Mr. Uda holds a BA in Industrial Design from the Kobe Design University.

Mr. David E. Price was appointed as Secretary of the Company on July 23, 2010 Mr. Price was born in the District of Columbia and was admitted to the Bar in 1996. David has held positions in the Diplomatic Corps of the Israeli Foreign Office as well as a Congressional Aide on Capitol Hill, and General Counsel to consultants at the World Bank as well as the IDB and IMF in Washington, DC. He worked for 10 years as a corporate attorney at the International Law Firm in Washington DC before becoming a solo attorney in 2005. He is a member of the Maryland Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States. He is also a member of the Corporate Lawyer’s Association; Euro-American Lawyers Group; Association of US Securities Attorneys; American Bar Association.

Mr. Takanori Ozaki was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director of the Company on July 31, 2013 and resigned these postions on September 11, 2015. Mr. Ozaki is the President/CEO of TOSS Plasma Technologies, Ltd. Mr. Ozaki has held many executive positions including Chief of Overseas Business Department and Executive Vice President of Sumitomo Metal Mining Co., Ltd.; CEO of Gigatech Japan Corporation; and Founder and Chairman of Metalast International. Mr. Ozaki received his B.S. of Politics & Economic Science at Waseda University (Tokyo, Japan).

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2015.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Daniel Otazo (1)	2015	$–	$–	$–	$2,500	$2,500
Interim Chief Executive	2014	$–	$–	$–	$–	$–
Officer, Chief Financial Officer,
and Director

Shuichi Uda (2), Director	2015	$–	$–	$–	$–	$–
	2014	$–	$–	$–	$–	$–

David E. Price (3)	2015	$30,000	$–	$–	$–	$30,000
Secretary	2014	$30,000	$–	$–	$–	$30,000

Takanori Ozaki (4)	2015	$–	$–	$–	$–	$–
Chief Executive Officer,	2014	$–	$–	$–	$–	$–
Interim Chief Financial Officer, and Director

(1)	Mr. Daniel Otazo was appointed as Interim Chief Executive Officer, Chief Financial Officer and Director on September 11, 2015. His other compensation cosistes of consulting fees paid.
(2)	Mr. Shuichi Uda was appointed as a Director on August 21,2015.
(3)	Mr. David E. Price was appointed Secretary on July 23, 2010.
(4)	Mr. Takanori Ozaki was appointed as Chief Executive Officer, Interim Chief Financial Officer and Director on July 31, 2013 and resigned these positions on September 11, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2015. Except as otherwise noted, the address of the referenced individual is c/o Alternative Investment Corporation, 1900 South Norfolk Street, Suite 350, San Mateo, CA 94403.

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

Percent
	Title of Stock	Beneficial		of
Name and Position	Class	Ownership		Class (5)

Canton Investments Ltd.(1)	Common Stock	4,850,000	(Direct)	56.14%

Tidwell Limited (2)	Common Stock	1,125,000	(Direct)	13.02%

Daniel Otazo (3) (4)	Common Stock	–		–

Shuichi Uda (3)	Common Stock	–		–

David E. Price (4)	Common Stock	–		–

All Directors and Officers as a Group	Common Stock	–		–

_____________

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Hong Kong having its offices at Corner Hutson & Eyre Streets, Blake Bld #302, Belize City, Belize.
(2)	Tidwell Limited is a company incorporated in Hong Kong having its offices at 78 Des Voeux Rd., Hong Hong
(3)	Indicates director.
(4)	Indicates officer.
(5)	The percentage of common stock is calculated based upon 8,638,750 shares outstanding as of September 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no formal written employment agreement or other contracts with our current Interim Chief Executive and Chief Financial Officers, and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Mr. Daniel Otazo anticipates initially devoting at a minimum of twelve to fifteen hours per month of his available time to the Company’s affairs. If and when the business operations increase and a more extensive time commitment is needed, Mr. Otazo is prepared to devote more time to the Company’s affairs, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounting consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2015 and 2014 were $9,500 and $9,500, respectively.

Audit-Related Fees

For the years ended September 30, 2015 and 2014, our principal accountants did not render any audit-related services.

Tax Fees

For the fiscal years ended September 30, 2015 and 2014, our principal accountants did not render any services for tax compliance, tax advice, or tax planning work.

All Other Fees

The Company has no other related fees.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer *
Exhibit 31.2	Rule 13a-14(a) Certification by the Chief Financial Officer *
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Daniel Otazo	January 13, 2016
Daniel Otazo, Interim Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel Otazo	January 13, 2016
Daniel Otazo, Director	Date

/s/ Shuichi Uda	January 13, 2016
Shuichi Uda, Director	Date

