Form 10-Q
period 2015-12-31
Alternative Investment Corp
filed 2016-02-11
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34858

___________________________________________________

ALTERNATIVE INVESTMENT CORPORATION

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

As of February 11, 2016 the registrant had 8,638,750 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

	December 31,	September 30,
	2015	2015
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$28,507	$124,531
Acquisition deposit	50,000	–
Interest receivable	8,482	4,450
Total current assets	86,989	128,981

Investment in cost-method investee	–	–

Investment in commercial paper	200,000	200,000

Total assets	$286,989	$328,981

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$60,669	$47,795
Notes payable	–	34,882
Accrued interest	–	3,465
Amount due to shareholder	311,973	311,973
Total current liabilities	372,642	398,115

Total liabilities	372,642	398,115

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized,8,648,808 shares issued and 8,638,750 shares outstanding at December 31, 2015 and September 30, 2015, respectively	8,649	8,649
Additional paid-in capital	454,241	454,241
Common stock issuable, 1,562,500 shares	25,000	–
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(573,463)	(531,944)
Total stockholders' deficit	(85,653)	(69,134)

Total liabilities and stockholders' deficit	$286,989	$328,981

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Operations

(unaudited)

	For the Three Months Ended December 31,
	2015	2014
Net revenue	$–	$–
Cost of revenue	–	–
Gross profit	–	–
General and administrative expenses	42,965	16,786
Loss from operations	(42,965)	(16,786)

Other income (expense):
Interest income	4,032	–
Interest expense	(2,586)	(2,079)
Total other income (expense)	1,446	(2,079)

Loss before income taxes	(41,519)	(18,865)
Provision for income taxes	–	–
Net loss	$(41,519)	$(18,865)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	9,487,935	8,080,058

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

(unaudited)

	For the Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(41,519)	$(18,865)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of beneficial conversion feature as interest	2,157	1,299
Changes in operating assets and liabilities:
Interest receivable	(4,032)	–
Accounts payable	12,874	14,701
Accrued interest	(3,465)	780
Net cash used in operating activities	(33,985)	(2,085)

Cash flows from investing activities:
Acquisition deposit	(50,000)	–
Net cash used in by investing activities	(50,000)	–

Cash flows from financing activities:
Proceeds from issuance of notes payable	–	5,039
Payments on notes payable	(37,039)	–
Proceeds from sale of common stock subscriptions	25,000	–
Net cash provided by (used in) financing activities	(12,039)	5,039

Net (decrease) increase in cash	(96,024)	2,954
Cash and cash equivalents at beginning of period	124,531	–
Cash and cash equivalents at end of period	$28,507	$2,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,894	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature on convertible note payable	$–	$1,260

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Financial Statements
December 31, 2015

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

The Company is dedicated to managing investments in alternative asset classes with a primary focus on distressed debt and real estate opportunities.

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

These unaudited financial statements should be read in conjunction with our 2015 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2016.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Financial Statements
December 31, 2015

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $41,519 for the three months ended December 31, 2015 and has incurred cumulative losses since inception of $573,463. The Company has a stockholders’ deficit of $85,653 at December 31, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Related Party Transactions

As of December 31, 2015 and September 30, 2015, $311,973 was due to Canton. The loan is unsecured, non-interest bearing and there is no repayment date.

Note 3 – Acquisition Deposit

On December 16, 2015, the Company entered into a non-binding Memorandum of Understanding (”MOU”) with Basil and Barns, Inc. (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the MOU, the Company is to invest $1,215,000 including a $500,000 5 year loan at 7% interest per annum, and $715,000 for its 55% interest in B&B Inc. On November 9, 2015, the Company paid a refundable deposit of $50,000 towards the anticipated amounts. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. The parties are still negotiating a definitive agreement as of December 31, 2015.

Note 4 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature July 3, 2017 and June 8, 2018, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. As of December 31, 2015 and September 30, 2015, $8,482 and $4,450 of interest has been accrued and included in the statement of operations as interest income, respectively.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Financial Statements
December 31, 2015

(unaudited)

Note 5 – Notes Payable

Notes payable consisted of the following at December 31, 2015 and September 30, 2015:

	December 31, 2015			September 30, 2015
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 19, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	5,039	(276)	4,763

On January 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $22,000. Terms include simple interest at fifteen percent (15.0%), the note is due on January 5, 2016 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	22,000	(1,446)	20,554

On May 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on November 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	10,000	(435)	9,565

	$–	$–	$–	$37,039	$(2,157)	$34,882

As of December 31, 2015 and September 30, 2015, accrued interest on the above loans was $-0- and $3,465, respectively. Interest expense was $2,586 (including accretion of beneficial conversion feature of $2,157) and $2,079 (including accretion of beneficial conversion feature of $1,299) for the three months ended December 31, 2015 and 2014, respectively.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Financial Statements
December 31, 2015

(unaudited)

Note 6 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of December 31, 2015 and September 30, 2015, the Company had 8,648,808 shares of Common Stock issued and 8,638,750 shares outstanding.

Pursuant to the Agreement dated July 24, 2013, the Company was obligated to issue 896,667 restricted shares of its common stock to AMSA in exchange for 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”). The value of the shares of $7,173, or $0.008 per share, was based on the price of shares previously sold to investors and is included in common stock issuable in the balance sheet at September 30, 2014. During the year ended September 30, 2014, 10,058 of the shares due to AMSA were issued, reducing the amount of common stock issuable to $7,093 at September 30, 2014.

On September 10, 2015, the Company and AMSA entered into a Rescission Agreement to fully rescind the previous acquisition agreement of shares of TPT. As a result of the Rescission Agreement, The $7,093 of common stock issuable was reduced to $-0- at September 30, 2015 and AMSA returned the 10,058 shares previously issued to them. The returned shares are included Treasury stock at their cost of $80 at December 31, 2015 and September 30, 2015.

During the three months ended December 31, 2015, the Company received a $25,000 subscription for the purchase of 1,562,500 shares. As the shares had not been issued as of December 31, 2015, the $25,000 balance is included in common stock issuable in the balance sheet at December 31, 2015.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Plan of Operation

The Company is dedicated to managing investments in alternative asset classes with a primary focus on distressed debt and real estate opportunities.

Results of Operations

For the Three Months Ended December 31, 2015 and 2014

Revenues

The Company had no revenue for the three months ended December 31, 2015 and 2014.

Operating Expenses

For the three months ended December 31, 2015 total operating expenses were $42,965 compared to $16,786 for the three months ended December 31, 2014 resulting in an increase of $26,179. The increase in operating expenses primarily relates to increases in consulting and professional fees.

We incurred $2,586 of interest expense, of which $2,157 was the accretion of the beneficial conversion features on convertible promissory notes for the three months ended December 31, 2014. We incurred $2,079 of interest expense, of which $1,299 was the accretion of the beneficial conversion features on convertible promissory notes for the three months ended December 31, 2014. We realized $4,032 of interest income from the investment in commercial paper for the three months ended December 31, 2015 compared to $-0- for the three months ended December 31, 2014. Our net loss to our shareholders for the three months ended December 31, 2015 and 2014 was $41,519 and $18,865, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2015, the Company cash of $28,507 and a deficit in working capital of $285,653. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Three Months Ended December 31, 2015 compared to the Three Months ended December 31, 2014

We used cash for operating activities of $33,985 and $2,085 for the three months ended December 31, 2015, and 2014, respectively. The elements of cash flow used in operations for the three months ended December 31, 2015 included a net loss of $41,519 offset by the accretion of beneficial conversion features of $2,157 and by changes in net operating assets and liabilities of $5,377. The elements of cash flow used in operations for the three months ended December 31, 2014 included a net loss of $18,865 offset by interest accrued on notes payable of $780, accretion of beneficial conversion features of $1,299 and increases in accounts payable of $14,701.

We used $50,000 cash in investing activities for a refundable deposit on a potential acquisition during the three months ended December 31, 2015. We used no cash in investing activities during the three months ended December 31, 2014.

Cash used in our financing activities was $12,039 for the three months ended December 31, 2015, compared to cash generated of $5,039 during the comparable period in 2014. The financing activities for the three months ended December 31, 2015 consisted of $37,039 of repayments on notes payable offset by $25,000 received for a subscription for the sale of our common stock while the cash provided by financing activities for the three months ended December 31, 2014 consisted of $5,039 of proceeds from a note payable.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2015 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended September 30, 2015, included in our Annual Report on Form 10-K as filed on January 13, 2016, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2015.

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

Date: February 11, 2016	By:	/s/ Daniel Otazo
Daniel Otazo
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

