Form 10-Q
period 2016-03-31
Alternative Investment Corp
filed 2016-05-23
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34858

___________________________________________________

ALTERNATIVE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

___________________________________________________

Nevada	98-0568076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 East 52nd Street, Suite 1102 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(650) 577-5933

(Registrant’s telephone number, including area code)

1900 South Norfolk Street, Suite 350, San Mateo, CA 94403

(Former address)

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

As of May 23, 2016 the registrant had 8,638,785 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Condensed Balance Sheets

	March 31,	September 30,
	2016	2015
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$65,071	$124,531
Interest receivable	6,471	4,450
Prepaid expenses	1,560	–
Total current assets	73,102	128,981

Acquisition deposits	100,000	–

Investment in commercial paper	200,000	200,000

Total assets	$373,102	$328,981

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$63,357	$47,795
Notes payable	–	34,882
Accrued interest	–	3,465
Amount due to shareholder	311,973	311,973
Total current liabilities	375,330	398,115

Total liabilities	375,330	398,115

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 8,648,843 shares issued and, 8,638,785 shares outstanding at March 31, 2016 and September 30, 2015, respectively	8,649	8,649
Additional paid-in capital	454,241	454,241
Common stock issuable, 7,561,500 shares	174,975	–
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(640,013)	(531,944)
Total stockholders' deficit	(2,228)	(69,134)

Total liabilities and stockholders' deficit	$373,102	$328,981

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Net revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
General and administrative expenses	70,539	14,334	113,504	31,120
Loss from operations	(70,539)	(14,334)	(113,504)	(31,120)

Other income (expense):
Interest income	3,989	–	8,021	–
Interest expense	–	(4,597)	(2,586)	(6,676)
Total other income (expense)	3,989	(4,597)	5,435	(6,676)

Loss before income taxes	(66,550)	(18,931)	(108,069)	(37,796)
Provision for income taxes	–	–	–	–
Net loss	$(66,550)	$(18,931)	$(108,069)	$(37,796)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	15,804,747	8,080,058	12,629,099	8,080,058

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(108,069)	$(37,796)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of beneficial conversion feature as interest	2,157	4,167
Changes in operating assets and liabilities:
Interest receivable	(2,021)	2,509
Prepaid expenses	(1,560)	–
Accounts payable	15,562	12,310
Accrued interest	(3,465)	–
Net cash used in operating activities	(97,396)	(18,810)

Cash flows from investing activities:
Acquisition deposits	(100,000)	–
Net cash used in investing activities	(100,000)	–

Cash flows from financing activities:
Proceeds from issuance of notes payable	–	27,039
Payments on notes payable	(37,039)	–
Proceeds from sale of common stock subscriptions	174,975	–
Net cash provided by financing activities	137,936	27,039

Net (decrease) increase in cash	(59,460)	8,229

Cash and cash equivalents at beginning of period	124,531	–
Cash and cash equivalents at end of period	$65,071	$8,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,894	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature on convertible note payable	$–	$6,760

See accompanying notes to condensed financial statement

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2016

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the condensed financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2016 and the results of operations and cash flows for the three and six months ended March 31, 2016 and 2015, have been made.

These unaudited condensed financial statements should be read in conjunction with our 2015 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2016.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2016

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $108,069 for the six months ended March 31, 2016 and has incurred cumulative losses since inception of $640,013. The Company has a stockholders’ deficit of $2,228 at March 31, 2016.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Note 2 – Related Party Transactions

As of March 31, 2016 and September 30, 2015, $311,973 was due to Canton. The loan is unsecured, non-interest bearing and there is no repayment date.

Note 3 – Acquisition Deposit

On December 16, 2015, the Company entered into a non-binding Memorandum of Understanding (”MOU”) with Basil and Barns, Inc. (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. During the six months ended March 31, 2016, the Company paid a total of refundable deposits of $100,000 towards the anticipated amounts. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. The parties executed a definitive agreement as of April 1, 2016 (See Note 7 – Subsequent Events).

Note 4 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature July 3, 2017 and June 8, 2018, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. As of March 31, 2016 and September 30, 2015, $6,471 and $4,450 of interest has been accrued and included in the condensed balance sheets, respectively. For the three and six months ended March 31, 2016, $3,989 and $8,021 has been recognized as interest income and included in the condensed statements of operations, respectively.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2016

(unaudited)

Note 5 – Notes Payable

Notes payable consisted of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016			September 30, 2015
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 19, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	5,039	(276)	4,763

On January 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $22,000. Terms include simple interest at fifteen percent (15.0%), the note is due on January 5, 2016 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	22,000	(1,446)	20,554

On May 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on November 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	10,000	(435)	9,565

	$–	$–	$–	$37,039	$(2,157)	$34,882

As of March 31, 2016 and September 30, 2015, accrued interest on the above loans was $-0- and $3,465, respectively. Interest expense was $2,586 (including accretion of beneficial conversion feature of $2,157) and $6,676 (including accretion of beneficial conversion feature of $4,167) for the six months ended March 31, 2016 and 2015, respectively.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2016

(unaudited)

Note 6 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of March 31, 2016 and September 30, 2015, the Company had 8,648,843 shares of Common Stock issued and 8,638,785 shares outstanding.

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

On September 10, 2015, the Company and AMSA entered into a Rescission Agreement to fully rescind the previous acquisition agreement of shares of TPT. As a result of the Rescission Agreement, The $7,093 of common stock issuable was reduced to $-0- at September 30, 2015 and AMSA returned the 10,058 shares previously issued to them. The returned shares are included Treasury stock at their cost of $80 at March 31, 2016 and September 30, 2015.

During the six months ended March 31, 2016, the Company received $174,975 of subscriptions for the purchase of 7,561,500 shares. As the shares had not been issued as of March 31, 2016, the $175,000 balance is included in common stock issuable in the balance sheet at March 31, 2016.

Note 7 – Subsequent Events

Effective April 1, 2016, the Company entered into a Shareholders’ Agreement (the ”Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the Agreement, the Company is to invest $1,400,000 including a $600,000 capital contribution for its 55% interest in B&B Inc., a $500,000 3 year loan at 7% interest per annum, and $300,000 line of credit. The Company has also agreed to provide up to an additional $1,800,000 of asset based loans for purchases of new assets as required. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. Financial statements are pro-forma financial statements have not been provided herein as B&B Inc. was formed on February 2, 2016 and has no assets or liabilities.

The Company has evaluated subsequent events through the date the condensed financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the condensed financial statements.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our condensed financial statements and related notes included elsewhere in this report.

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

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Revenues

The Company had no revenue for the three months ended March 31, 2016 and 2015.

Operating Expenses

For the three months ended March 31, 2016 total operating expenses were $70,539 compared to $14,334 for the three months ended March 31, 2015 resulting in an increase of $56,205. The increase in operating expenses primarily relates to increases in consulting and professional fees.

We incurred $4,597 of interest expense, of which $2,868 was the accretion of the beneficial conversion features on convertible promissory notes for the three months ended March 31, 2015. We realized $3,989 of interest income from the investment in commercial paper for the three months ended March 31, 2016 compared to $-0- for the three months ended March 31, 2015. Our net loss to our shareholders for the three months ended March 31, 2016 and 2015 was $66,550 and $18,931, respectively.

For the Six Months Ended March 31, 2016 and 2015

Revenues

The Company had no revenue for the six months ended March 31, 2016 and 2015.

Operating Expenses

For the six months ended March 31, 2016 total operating expenses were $113,504 compared to $31,120 for the six months ended March 31, 2015 resulting in an increase of $82,384. The increase in operating expenses primarily relates to increases in consulting and professional fees.

We incurred $2,586 of interest expense, of which $2,157 was the accretion of the beneficial conversion features on convertible promissory notes for the six months ended March 31, 2016. We incurred $6,676 of interest expense, of which $4,167 was the accretion of the beneficial conversion features on convertible promissory notes for the six months ended March 31, 2015. We realized $8,021 of interest income from the investment in commercial paper for the six months ended March 31, 2016 compared to $-0- for the six months ended March 31, 2015. Our net loss to our shareholders for the six months ended March 31, 2016 and 2015 was $108,069 and $37,796, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2016, the Company cash of $65,071 and a deficit in working capital of $302,228. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $3,000,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Six Months Ended March 31, 2016 compared to the Six Months ended March 31, 2015

We used cash for operating activities of $97,396 and $18,810 for the six months ended March 31, 2016, and 2015, respectively. The elements of cash flow used in operations for the six months ended March 31, 2016 included a net loss of $108,069 offset by the accretion of beneficial conversion features of $2,157 and by changes in net operating assets and liabilities of $8,516. The elements of cash flow used in operations for the six months ended March 31, 2015 included a net loss of $37,796 offset by accretion of beneficial conversion features of $4,167 and increases in net operating assets and liabilities of $14,819.

We used $100,000 cash in investing activities for refundable deposits on a potential acquisition during the six months ended March 31, 2016. We used no cash in investing activities during the six months ended March 31, 2015.

Cash provided by our financing activities was $137,936 for the six months ended March 31, 2016, compared to cash generated of $27,039 during the comparable period in 2015. The financing activities for the six months ended March 31, 2016 consisted of $37,039 of repayments on notes payable offset by $174,975 received for subscriptions for the sale of our common stock while the cash provided by financing activities for the six months ended March 31, 2015 consisted of $27,039 of proceeds from a note payable.

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited condensed financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We received a subscription for the purchase of 5,999,000 shares of our restricted common stock for $149,975 during the quarter ended March 31, 2016.

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

Date: May 23, 2016	By:	/s/ Daniel Otazo
Daniel Otazo
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

