Form 10-Q
period 2016-06-30
Alternative Investment Corp
filed 2016-08-22
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(212) 593-9067

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

As of August 19, 2016 the registrant had 8,638,785 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Condensed Balance Sheets

	June 30,	September 30,
	2016	2015
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$47,767	$124,531
Interest receivable	10,961	4,450
Due from Fingi Inc.(related party)	50,000	–
Total current assets	108,728	128,981

Acquisition deposits	250,000	–

Investment in commercial paper	200,000	200,000

Total assets	$558,728	$328,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$86,128	$47,795
Due to related party	5,000	–
Notes payable	–	34,882
Accrued interest	–	3,465
Amount due to shareholder	311,973	311,973
Total current liabilities	403,101	398,115

Other liabilities	–	–

Total liabilities	403,101	398,115

Stockholders' equity (deficit):
Common stock, $.001 par value, 1,600,000,000 shares authorized, 8,648,843 shares issued and 8,638,785 shares outstanding at June 30, 2016 and September 30, 2015, respectively	8,649	8,649
Additional paid-in capital	461,268	454,241
Common stock issuable, 389,038 shares, 39,063 shares par value $0.64, 349,975 shares par value $1	374,975	–
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(689,185)	(531,944)
Total stockholders' equity (deficit)	155,627	(69,134)

Total liabilities and stockholders' deficit	$558,728	$328,981

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015

Net revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

General and administrative expenses	46,634	13,864	160,139	44,984

Loss from operations	(46,634)	(13,864)	(160,139)	(44,984)

Other income (expense):
Interest income	4,490	482	12,511	482
Interest expense	(7,027)	(4,830)	(9,613)	(11,506)
Loss on change in derivative	–	(7,943)	–	(7,943)
Total other income (expense)	(2,537)	(12,291)	2,898	(18,967)

Loss before income taxes	(49,171)	(26,155)	(157,241)	(63,951)

Provision for income taxes	–	–	–	–

Net loss	$(49,171)	$(26,155)	$(157,241)	$(63,951)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding - Basic and Diluted	8,638,785	8,080,058	8,638,785	8,080,058

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(157,241)	$(63,951)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	–	4,430
Accretion of beneficial conversion feature as interest	2,157	7,076
Loss on change in derivative	–	7,943
Changes in operating assets and liabilities:
Interest receivable	(6,512)	(482)
Accounts payable	38,334	13,198
Due to related party	5,000	–
Accrued interest	(3,465)	–
Net cash used in operating activities	(121,727)	(31,786)

Cash flows from investing activities:
Investment in commercial paper	–	(100,000)
Acquisition deposits	(250,000)	–
Due from Fingi, Inc.	(50,000)	–
Net cash used in investing activities	(300,000)	(100,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	–	37,039
Payments on notes payable	(37,039)	–
Proceeds from capital contribution by related party	7,027	–
Proceeds from sale of common stock subscriptions	374,975	114,400
Net cash provided by financing activities	344,963	151,439

Net (decrease) increase in cash	(76,764)	19,653

Cash and cash equivalents at beginning of period	124,531	–

Cash and cash equivalents at end of period	$47,767	$19,653

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Beneficial conversion feature on convertible note payable	$–	$9,260

See accompanying notes to condensed financial statements.

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 28,750,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 6,100,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 34,850,000 shares of the Company’s common stock representing 91.54% of the Company’s outstanding stock.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation.

On September 10, 2012, CIL contributed 30,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 4,850,000 shares of the Company’s common stock representing 60% of the Company’s outstanding stock.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2016 and the results of operations and cash flows for the three and nine months ended June 30, 2016 and 2015, have been made.

These unaudited condensed financial statements should be read in conjunction with our 2015 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2016.

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $157,241 for the nine months ended June 30, 2016 and has incurred cumulative losses since inception of $689,184. The Company has a stockholders’ equity of $155,627 at June 30, 2016.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Related Party Transactions

As of June 30, 2016 and September 30, 2015, $311,973 was due to Canton. The loan is unsecured, non-interest bearing and there is no repayment date. Interest has been calculated at imputed interest rate of 3% and amounted to $7,027 in the three and nine months ended June 30, 2016.

As of June 30, 2016, consulting fees of $5,000 were due and payable to a related party, an officer of the Company. There were no such payables at September 30, 2015.

On April 1, 2016 the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal are due on December 31, 2016. As of June 30, 2016, $500 of interest has been accrued and included in the condensed balance sheets. For the three and nine months ended June 30, 2016, $500 and $500 has been recognized as interest income and included in the condensed statements of operations, respectively.

Note 3 – Acquisition Deposit

Effective April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the Agreement, the Company is to invest $1,400,000 including a $600,000 capital contribution for its 55% interest in B&B Inc., a $500,000 3 year loan at 7% interest per annum, and $300,000 line of credit. The Company has also agreed to provide up to an additional $1,800,000 of asset based loans for purchases of new assets as required. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. Financial statements are pro-forma financial statements have not been provided herein as B&B Inc. was formed on February 2, 2016 and has no assets or liabilities.

During the nine months ended June 30, 2016, the Company paid a total of refundable deposits of $250,000 towards the anticipated amounts.

Note 4 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature July 3, 2017 and June 8, 2018, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. As of June 30, 2016 and September 30, 2015, $10,461 and $4,450 of interest has been accrued and included in the condensed balance sheets, respectively. For the three and nine months ended June 30, 2016, $3,990 and $12,011 has been recognized as interest income and included in the condensed statements of operations, respectively.

Note 5 – Notes Payable

Notes payable consisted of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016			September 30, 2015
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

On December 19, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	5,039	(276)	4,763

On January 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $22,000. Terms include simple interest at fifteen percent (15.0%), the note is due on January 5, 2016 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	22,000	(1,446)	20,554

On May 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on November 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion. The note was fully paid on November 2, 2015.	–	–	–	10,000	(435)	9,565

	$–	$–	$–	$37,039	$(2,157)	$34,882

As of June 30, 2016 and September 30, 2015, accrued interest on the above loans was $-0- and $3,465, respectively. Interest expense was $2,586 (including accretion of beneficial conversion feature of $2,157) and $6,676 (including accretion of beneficial conversion feature of $4,167) for the nine months ended June 30, 2016 and 2015, respectively.

Note 6 – Stockholders’ Equity (Deficit)

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of June 30, 2016 and September 30, 2015, the Company had 8,648,843 shares of Common Stock issued and 8,638,785 shares outstanding.

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

On September 10, 2015, the Company and AMSA entered into a Rescission Agreement to fully rescind the previous acquisition agreement of shares of TPT. As a result of the Rescission Agreement, The $7,093 of common stock issuable was reduced to $-0- at September 30, 2015 and AMSA returned the 10,058 shares previously issued to them. The returned shares are included Treasury stock at their cost of $80 at June 30, 2016 and September 30, 2015.

During the nine months ended June 30, 2016, the Company received $374,975 of subscriptions for the purchase of 389,038 shares. As the shares had not been issued as of June 30, 2016, the $374,975 balance is included in common stock issuable in the balance sheet at June 30, 2016.

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 28,750,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 6,100,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 34,850,000 shares of the Company’s common stock representing 91.54% of the Company’s outstanding stock.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation.

On September 10, 2012, CIL contributed 30,000,000 shares of common stock to the Company’s treasury.  The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 4,850,000 shares of the Company’s common stock representing 60% of the Company’s outstanding stock.

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

Results of Operations

For the Three Months Ended June 30, 2016 and 2015

Revenues

The Company had no revenue for the three months ended June 30, 2016 and 2015.

Operating Expenses

For the three months ended June 30, 2016 total operating expenses were $46,634 compared to $13,864 for the three months ended June 30, 2015 resulting in an increase of $32,770. The increase in operating expenses primarily relates to increases in consulting and professional fees.

We incurred $7,027 of interest expense on the related party note for the three months ended June 30, 2016, compared to $4,830 of interest expense, of which $2,909 was the accretion of the beneficial conversion features on convertible promissory notes and loss of $7,943 on the change in derivative, for the three months ended June 30, 2015. We realized $4,490 of interest income from the investment in commercial paper and loan to Fingi Inc., for the three months ended June 30, 2016 compared to $482 for the three months ended June 30, 2015. Our net loss to our shareholders for the three months ended June 30, 2016 and 2015 was $42,144 and $26,155, respectively.

For the Nine Months Ended June 30, 2016 and 2015

Revenues

The Company had no revenue for the nine months ended June 30, 2016 and 2015.

Operating Expenses

For the nine months ended June 30, 2016 total operating expenses were $160,139 compared to $44,984 for the nine months ended June 30, 2015 resulting in an increase of $115,155. The increase in operating expenses primarily relates to increases in consulting and professional fees.

We incurred $9,613 of interest expense, of which $7,027 was interest expense on a related party note, and $2,157 was the accretion of the beneficial conversion features on convertible promissory notes for the nine months ended June 30, 2016. We incurred $11,506 of interest expense, of which $7,076 was the accretion of the beneficial conversion features on convertible promissory notes and a loss of $7,943 on the change in derivative, for the nine months ended June 30, 2015. We realized $12,511 of interest income from the investment in commercial paper and loan to Fingi Inc. for the nine months ended June 30, 2016 compared to $482 for the nine months ended June 30, 2015. Our net loss to our shareholders for the nine months ended June 30, 2016 and 2015 was $150,214 and $63,951, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2016, the Company cash of $47,767 and a deficit in working capital of $294,374. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $3,000,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2016 compared to the Nine Months ended June 30, 2015

We used cash for operating activities of $121,727 and $31,786 for the nine months ended June 30, 2016, and 2015, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2016 included a net loss of $157,241 offset by the accretion of beneficial conversion features of $2,157, and by changes in net operating assets and liabilities of $33,357. The elements of cash flow used in operations for the nine months ended June 30, 2016 included a net loss of $63,951 offset by accretion of beneficial conversion features of $4,430 and increases in net operating assets and liabilities of $27,735.

We used $250,000 cash in investing activities for refundable deposits on a potential acquisition, and a $50,000 loan to Fingi Inc., during the nine months ended June 30, 2016. We used $100,000 cash in investing activities for an investment in commercial paper during the nine months ended June 30, 2015.

Cash provided by our financing activities was $344,963 for the nine months ended June 30, 2016, compared to cash generated of $151,439 during the comparable period in 2015. The financing activities for the nine months ended June 30, 2016 consisted of $37,039 of repayments on notes payable offset by $7,027 of capital contribution and $374,975 received for subscriptions for the sale of our common stock while the cash provided by financing activities for the nine months ended June 30, 2015 consisted of $37,039 of proceeds from a note payable and $114,400 received for subscriptions for the sale of our common stock.

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

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We received a subscription for the purchase of 200,000 shares of our restricted common stock for $200,000 during the quarter ended June 30, 2016.

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

Date: August 22, 2016	By:	/s/ Daniel Otazo
Daniel Otazo
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

