Form 10-K
period 2016-09-30
Alternative Investment Corp
filed 2017-01-13
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

As of March 31, 2015, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $589,416 based upon the closing price of $0.28 on March 31, 2015 on the OTC Bulletin Board system. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 13, 2017 the registrant had 8,638,750 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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

On July 23, 2010, the Company experienced a change in control. Canton Investments Ltd. (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 28,750,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 6,100,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 34,850,000 shares of the Company’s common stock representing 91.54%.

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

On April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc.

Management is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Employees

As of September 30, 2016, the Company had one employee.

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

Our auditor's report on our 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2016 Audited Financial Statements."

We have a limited operating history, thus we cannot predict whether we will be successful in meeting our financial obligations.

We were established in March 2007. Although we had begun the sales of telecom services by direct sales with modest revenue generated, we have disposed of those businesses and currently have no revenue stream. We currently have $47,428 in cash and are reliant upon our officers, directors, and shareholders to fund the operating expenses of the Company while we assess and evaluate our next business strategy. There is no guarantee that our officers, directors and shareholders will continue to fund these activities.

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

If internal control over financial reporting becomes ineffective, our business and future prospects may suffer.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2016.

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2016, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of September 30, 2016, there are no outstanding stock options.

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

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the OTC Markets Bulletin Board (“OTCBB”) under the symbol "PRDC.QB". As of September 30, 2016, the Company’s common stock was held by 28 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2016		For the Year Ended September 30, 2015
	High	Low	High	Low
First Quarter	$4.0	$1.08	$0.40	$0.20
Second Quarter	$2.40	$0.02	$2.00	$0.28
Third Quarter	$0.02	$0.02	$3.60	$0.80
Fourth Quarter	$0.20	$0.02	$4.00	$1.11

Our authorized capital stock consists of 1,600,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Results of Operations

For the Years Ended September 30, 2016 and 2015

Revenues

The Company had no revenue for the years ended September 30, 2016 and 2015.

Operating Expenses

For the year ended September 30, 2016, our total operating expenses were $238,371, all of which were selling, general and administrative expenses. We incurred $11,954 of interest expense, of which $2,157 was the accretion of the beneficial conversion feature on a convertible promissory note. We earned $17,052 of interest income for the year ended September 30, 2016. Our net loss to our shareholders for the year ended September 30, 2016 was $233,273.

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

Liquidity and Capital Resources

At September 30, 2016, we had cash of $47,428 and a deficit in working capital of $58,063. We used cash in operating activities of $225,555 and $56,547 for the years ended September 30, 2016, and 2015, respectively. The principal elements of cash flow used in operations for the year ended September 30, 2016 included a net loss of $233,273, increased by the reduction in interest accrued on note payable of $3,465, accretion of beneficial conversion feature as interest of $2,157, accretion of interest on a loan of $9,369, decreases in accounts payable of $10,137, an increase in interest receivable of $5,204, increase in amounts due to Fingi, Inc. (“Fingi”), a related party, of $6,502, all offset by an increase of $21,500 in accrued expenses. The principal elements of cash flow used in operations for the year ended September 30, 2015 included a net loss of $77,053, offset by interest accrued on note payable of $2,218, accretion of beneficial conversion feature as interest of $10,015, and increases in accounts payable of $12,723, offset by an increase in interest receivable of $4,450.

For the year ended September 30, 2016, we had $50,000 of cash used in investing activities for a loan extended to Fingi. Additionally, $340,000 of cash was used as an acquisition deposit in the purchase of Basil & Barnes, Inc. For the year ended September 30, 2015, $200,000 of cash was used in investing activities for the purchases of commercial paper.

Cash generated in our financing activities was $538,453 and $381,078 for the years ended September 30, 2016 and 2015, respectively. The financing activities for the year ended September 30, 2016 consisted of $37,039 in payments of notes payable, offset by $517 in expenses paid by shareholders, and $574,975 of proceeds from the sale of common stock, while the financing activities for the year ended September 30, 2015 consisted of $37,039 of proceeds from the issuances of notes payable and $364,000 of proceeds from the sale of common stock, offset by the payment of $19,961 of a note payable.

We do not have sufficient resources to effectuate our business. As of September 30, 2016, we had cash of $47,428. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $233,273 for the year ended September 30, 2016, has incurred cumulative losses since inception of $765,217, and has a stockholders’ equity of $281,937 at September 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alternative Investment Corp

We have audited the accompanying balance sheets of Alternative Investment Corp as of September 30, 2016 and 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Investment Corp as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

January 13, 2017

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Balance Sheets

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$47,428	$124,531
Interest receivable	9,654	4,450
Due from Fingi	56,502	–
Investment in commercial paper	200,000
Total current assets	313,584	128,981

Non current assets:
Acquisition Deposits	340,000	–
Total non current assets	340,000	–

Other Assets
Investment in commercial paper	–	200,000
Total other assets	–	200,000

Total assets	$653,584	$328,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$37,657	$47,795
Notes payable	–	34,882
Accrued interest	–	3,465
Accrued Expenses	21,500	–
Amount due to shareholder	312,490	311,973
Total current liabilities	371,647	398,115

Total liabilities	371,647	398,115

Stockholders' equity (deficit):
Common stock, $.001 par value, 1,600,000,000 shares authorized, 8,648,808 shares issued and 8,638,750 shares outstanding at each of the years ended September 30, 2016 and 2015	8,649	8,649
Additional paid-in capital	463,610	454,241
Common stock issuable, 15,761,500 shares	574,975	–
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(765,217)	(531,944)
Total stockholders' equity (deficit)	281,937	(69,134)

Total liabilities and stockholders' equity	$653,584	$328,981

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Statements of Operations

	For the Year Ended September 30,
	2016	2015

Net revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

General and administrative expenses	238,371	69,270

Loss from operations	(238,371)	(69,270)

Other income (expense):
Interest income	17,052	4,450
Interest expense	(11,954)	(12,233)
Total other income (expense)	5,098	(7,783)

Loss before income taxes	(233,273)	(77,053)

Provision for income taxes	–	–

Net loss	$(233,273)	$(77,053)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and Diluted	18,453,455	8,093,503

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Statements of Cash Flows

	For the Year Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(233,273)	$(77,053)
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on note payable	(3,465)	2,218
Accretion of beneficial conversion feature as interest	2,157	10,015
Accrued interest on loan	9,369	–
Changes in operating assets and liabilities:
Interest receivable	(5,204)	(4,450)
Accounts payable	(10,137)	12,723
Accrued expenses	21,500	–
Due from Fingi	(6,502)	–
Net cash used in operating activities	(225,555)	(56,547)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	(340,000)	–
Loans Issued	(50,000)	–
Investment in commercial paper	–	(200,000)
Net cash used in investing activities	(390,000)	(200,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	–	37,039
Payments on notes payable	(37,039)	(19,961)
Proceeds from loans from shareholder	517	–
Proceeds from sale of common stock	574,975	364,000
Net cash provided by financing activities	538,453	381,078

Net (decrease) increase in cash	(77,103)	124,531

Cash and cash equivalents at beginning of year	124,531	–

Cash and cash equivalents at end of year	$47,428	$124,531

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable paid by shareholder	$–	$–

Rescission of TPT acquisition:
Investment in cost-method investee	$–	$(7,173)
Common stock issuable	$–	$7,093
Treasury stock	$–	$80

Accounts payable paid by shareholder	$517	$–

Beneficial conversion feature on convertible note payable	$–	$9,260
35,866,667 shares of common stock issuable for
402,300 shares of TOSS Plasma Technologies Ltd.:
Investment in TOSS Plasma Technologies Ltd.	$–	$(7,173)
Common stock issuable	$–	$7,173

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(F/K/A Paradigm Resource Management Corporation)

Statements of Stockholders' Deficit

	Common Stock		Paid-in capital	Common stock	Treasury	Accumulated	Total stockholders’
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2014	8,080,058	$8,080	$81,550	$7,093	$–	$(454,891)	$(358,168)

Issuance of shares for cash	568,750	569	363,431	–		–	364,000

Rescission of TPT acquisition and return of shares from AMSA	–	–	–	(7,093)	(80)	–	(7,173)

Beneficial conversion feature on convertible note payable.	–	–	9,260	–	–	–	9,260

Net loss for the year ended September 30, 2015	–	–	–	–	–	(77,053)	(77,053)

Balance, September 30, 2015	8,648,808	$8,649	$454,241	$–	$(80)	$(531,944)	$(69,134)

Shares subscribed	–	–	–	574,975	–	–	574,975

Interest on Related Party Note Payable	–	–	9,369	–	–	–	9,369

Net loss for the year ended September 30, 2016	–	–	–	–	–	(233,273)	(233,273)

Balance, September 30, 2016	8,648,808	$8,649	$463,610	$574,975	$(80)	$(765,217)	$281,937

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2016

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

On April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $233,273 and $77,053 for the years ended September 30, 2016 and 2015, respectively, and has incurred cumulative losses since inception of $765,217. The Company had stockholders’ equity of $281,937 at September 30, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2016

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and 2015, respectively, the Company had no cash equivalents.

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

September 30, 2016

Note 2 – Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC Topic 718-10 (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fari value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of September 30, 2016 and 2015, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2016 and 2015.

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

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2016

Note 3 – Recent Accounting Pronouncements (continued)

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

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and we are currently assessing the impact this standard will have on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as is currently required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. ASU 2016-09 is effective for us in the first quarter of fiscal 2018, and we are currently assessing the impact this standard will have on the Company's consolidated financial statements.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of September 30, 2016.

Note 4 – Related Parties

As of September 30, 2016 and September 30, 2015, $312,490 and $311,973 was due to Canton respectively. The loan is unsecured, non-interest bearing and there is no repayment date. Interest has been calculated at imputed interest rate of 3% and amounted to $9,369 in the year ended September 30, 2016.

On April 1, 2016 the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016. The Company is currently in negotiations to extend the loan agreement through June 30, 2017, as such an allowance for the $50,000 loan balance has not been recorded and is deemed collectible. For the year ended September 30, 2016, $1,008 has been recognized as interest income and included in the condensed statements of operations, respectively.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2016, amount due for rent was $3,679 per month. Total rent and utilities expenses amounted to $25,476. The rent due under expense sharing agreement for future periods is as follows:

September 30,
2017	$44,808
2018	46,152
2019	47,532
2020	48,954
2021	24,840
Total	$212,286

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

Note 5 – Acquisition Deposit

Effective April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the Agreement, the Company is to invest $1,400,000 including a $600,000 capital contribution for its 55% interest in B&B Inc., a $500,000 3 year loan at 7% interest per annum, and $300,000 line of credit. The Company has also agreed to provide up to an additional $1,800,000 of asset based loans for purchases of new assets as required. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. Financial statements or pro-forma financial statements have not been provided herein as B&B Inc. was formed on February 2, 2016 and has no assets or liabilities.

During the year ended September 30, 2016, the Company paid a total of refundable deposits of $340,000 towards the anticipated amounts.

Note 6 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature July 3, 2017 and June 8, 2017, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. During the year ended September 30, 2016, $16,043 of interest has been accrued and included in the statement of operations as interest income.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2016

Note 7 – Notes Payable

Notes payable consisted of the following at September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
On December 19, 2014 the Company entered into a convertible promissory note with a an investor in the amount of $5,039. Terms include simple interest at fifteen percent (15.0%), the note is due on December 19, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	–	–	–	5,039	(276)	4,763

On January 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $22,000. Terms include simple interest at fifteen percent (15.0%), the note is due on January 5, 2016 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	–	–	–	22,000	(1,446)	20,554

On May 1, 2015 the Company entered into a convertible promissory note with a an investor in the amount of $10,000. Terms include simple interest at ten percent (10.0%), the note is due on November 1, 2015 and is convertible at the option of the holder at a price calculated at a twenty percent discount to the average VWAP of the last 30 days trading prior to the date of conversion.	–	–	–	10,000	(435)	9,565
	$–	$–	$–	$37,039	$(2,157)	$34,882

As of September 30, 2016 and 2015, accrued interest on the above loans was $0 and $3,465, respectively. Interest expense was $9,797 and $312,233 (including accretion of beneficial conversion feature of $2,157 and $10,015) for the year ended September 30, 2016 and 2015, respectively.

Note 8 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of each of the years ended September 30, 2016 and 2015, the Company had 8,648,808 shares of Common Stock issued, and 8,638,750 shares outstanding.

During the year ended September 30, 2016, the Company received $574,975 of subscriptions for the purchase of 15,761,500 shares. As the shares had not been issued as of September 30, 2016, the $574,975 balance is included in common stock issuable in the balance sheet at September 30, 2016.

ALTERNATIVE INVESTMENT CORPORATION

(f/k/a Paradigm Resource Management Corporation)

Notes to Financial Statements

September 30, 2016

Note 9 – Income Taxes

No provision was made for income taxes for the years ended September 30, 2016 and 2015 as the Company had incurred net losses for tax purposes of $233,273 and $77,053, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended September 30,
	2016	2015
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%
Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30,
	2016	2015
Deferred income tax assets:
Net operating loss carry forwards	$224,930	$145,620
Valuation allowance	(224,930)	(145,620)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $79,310 and $26,200 for the years ended September 30, 2016 and 2015, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended September 30, 2016 and 2015. At September 30, 2016, the Company has net operating loss carry forwards of approximately $661,000 which expire commencing 2030. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through September 30, 2016, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of September 30, 2016, the Company has not filed any tax returns. As of September 30, 2016, tax years 2007 through 2016 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Except for the subsequent event disclosed in Note 4, the Company has determined that there are no other subsequent events that warrant disclosure or recognition in the condensed financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2016.

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2016, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

			Held
			Position
Name	Age	Positions	Since

Daniel Otazo	45	Director, Interim Chief Executive Officer and Chief Financial Officer	9/11/2015

Shuichi Uda	44	Director	8/21/2015

David E. Price	52	Secretary	7/23/2010

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Daniel Otazo (1)	2016	$–	$–	$–	$10,500	$10,500
Interim Chief Executive Officer, Chief	2015	$–	$–	$–	$2,500	$2,500
Financial Officer, and Director	2014

Suichi Uda (2), Director	2016	$–	$–	$–	$–	$–
	2015	$–	$–	$–	$–	$–
	2014

David E. Price (3)	2016	$49,495	–	–	–	$49,495
Secretary	2015	$30,000	$–	$–	$–	$30,000
	2014	$30,000	$–	$–	$–	$30,000

(1)	Mr. Daniel Otazo was appointed as Interim Chief Executive Officer, Chief Financial Officer and Director on September 11, 2015. His other compensation consists of consulting fees paid.
(2)	Mr. Suichi Uda was appointed as a Director on August 21, 2015.
(3)	Mr. David E. Price was appointed Secretary on July 23, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2016. Except as otherwise noted, the address of the referenced individual is c/o Alternative Investment Corporation, 1900 South Norfolk Street, Suite 350, San Mateo, CA 94403.

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

				Percent
	Title of Stock	Beneficial		of
Name and Position	Class	Ownership		Class (5)

Canton Investments Ltd. (1)	Common Stock	4,850,000	(Direct)	56.14%

Tidwell Limited (2)	Common Stock	1,125,000	(Direct)	13.02%

Daniel Otazo (3) (4)	Common Stock	–		–

Shuichi Uda (3)	Common Stock	–		–

Ultimate Deal Ltd.	Common Stock	568,750		6.58%

All Directors and Officers as a Group	Common Stock	–		–

_____________

(1)	Canton Investments Ltd. ("CIL") is a company incorporated in Hong Kong having its offices at Corner Hutson & Eyre Streets, Blake Bld. #302, Belize City, Belize.

(2)	Tidwell Limited is a company incorporated in Hong Kong having its offices at 78 Des Voeux Rd., Hong Hong

(3)	Indicates director.

(4)	Indicates officer.

(5)	The percentage of common stock is calculated based upon 8,638,750 shares outstanding as of September 30, 2016.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounting consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended September 30, 2016 and 2015 were $10,685 and $9,500, respectively.

Audit-Related Fees

For the years ended September 30, 2016 and 2015, our principal accountants did not render any audit-related services.

Tax Fees

For the fiscal years ended September 30, 2016 and 2015, our principal accountants did not render any services for tax compliance, tax advice, or tax planning work.

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

/s/ Daniel Otazo	January 13, 2017
Daniel Otazo, Interim Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel Otazo	January 13, 2017
Daniel Otazo, Director	Date

/s/ Shuichi Uda	January 13, 2017
Shuichi Uda, Director	Date

