Form 10-Q
period 2016-12-31
Alternative Investment Corp
filed 2017-03-14
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34858

ALTERNATIVE INVESTMENT CORPORATION

 (Exact name of registrant as specified in its charter)

___________________________________________________

Nevada	98-0568076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 East 52nd Street Suite 1102 New York	10022
(Address of principal executive offices)	(Zip Code)

(917) 297-7248

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

As of March 14, 2017 the registrant had 8,638,750 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

	December 31,	September 30,
	2016	2016
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,504	$47,428
Interest receivable	14,198	9,654
Due from Fingi	50,000	56,502
Investment in commercial paper	200,000	200,000
Total current assets	267,702	313,584

Non-Current assets
Acquisition Deposit	50,000	340,000

Total assets	$317,702	$653,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$59,993	$37,657
Credit Card payable	10,043	–
Accrued expense	21,500	21,500
Due to Fingi	5,948	–
Due to Fess	35,120	–
Amount due to shareholder	322,490	312,490
Total current liabilities	455,094	371,647

Total liabilities	455,094	371,647

Stockholders' equity:
Common stock, $.001 par value, 1,600,000,000 shares authorized,8,648,808 shares issued and 8,638,750 shares outstanding at each of the periods ended December 31, 2016 and September 30, 2016	8,649	8,649
Additional paid-in capital	465,951	463,610
Common stock issuable, 15,761,500 shares	574,975	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,186,887)	(765,217)
Total stockholders' equity (deficit)	(137,392)	281,937

Total liabilities and stockholders' equity (deficit)	$317,702	$653,584

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Operations

(unaudited)

	For the Three Months Ended December 31,
	2016	2015
Net revenue	$–	$–

Cost of revenue	–	–

Gross profit	–	–

General and administrative expenses	113,796	42,965

Loss from operations	(113,796)	(42,965)

Other income (expense):
Interest income	4,544	4,032
Interest expense	(2,418)	(2,586)
Forfeiture of acquisition deposit	(310,000)	–
Total other income (expense)	(307,874)	1,446

Loss before income taxes	(421,670)	(41,519)

Provision for income taxes	–	–

Net loss	$(421,670)	$(41,519)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	24,400,250	9,487,935

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

(unaudited)

	For the Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(421,670)	$(41,519)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of beneficial conversion feature as interest	–	2,157
Forfeiture of acquisition deposit	310,000	–
Changes in operating assets and liabilities:
Interest receivable	(4,544)	(4,032)
Credit card payable	10,043	–
Accounts payable	22,336	12,874
Accrued interest	–	(3,465)
Due to Fess	35,120	–
Net cash used in operating activities	(48,715)	(33,985)

Cash flows from investing activities:
Acquisition deposit	(20,000)	(50,000)
Due (to) from Fingi	12,450	–
Net cash used in by investing activities	(7,550)	(50,000)

Cash flows from financing activities:
Payments on notes payable	2,341	(37,039)
Proceeds from shareholders	10,000	–
Proceeds from sale of common stock subscriptions	–	25,000
Net cash provided by (used in) financing activities	12,341	(12,039)

Net decrease in cash	(43,924)	(96,024)

Cash and cash equivalents at beginning of period	47,428	124,531

Cash and cash equivalents at end of period	$3,504	$28,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$3,894
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature on convertible note payable	$–	$–

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Financial Statements
December 31, 2016

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

On February 27, 2017, the Company entered into an agreement with B&B Inc, Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide finding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties.

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

These unaudited financial statements should be read in conjunction with our 2016 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2017.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Financial Statements
December 31, 2016

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $421,670 for the three months ended December 31, 2016 and has incurred cumulative losses since inception of $1,186,887. The Company has a stockholders’ deficit of $137,392 at December 31, 2016.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Related Party Transactions

As of December 31, 2016 and September 30, 2016, $312,490 was due to Canton. The loan is unsecured, non-interest bearing and there is no repayment date. Interest has been calculated at imputed interest rate of 3% and amounted to $2,342 for the three months ended December 31, 2016. Interest was not imputed for the three months ended December 31, 2015.

On April 1, 2016 the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016. The Company is currently in negotiations to extend the loan agreement through June 30, 2017, as such an allowance for the $50,000 loan balance has not been recorded and is deemed collectible. For the three months ended December 31, 2016, $512 has been recognized as interest income and included in the condensed statements of operations, respectively.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the three months ended December 31, 2016 amount due for rent was $3,679 per month. For the three months ended December 31, 2016, total rent and utilities expenses amounted to $12,450. At December 31, 2016, amounts due to Fingi represent amounts due for rent and utilities, or amount paid for expenses on behalf by of the Company by Fingi.

During the three months ended December 31, 2016 a shareholder paid for expenses on behalf of the Company in the amount of $10,000, resulting in amount due to shareholder of $10,000.

During the three months ended December 31, 2016, amounts due to Fess, represent amounts paid by Fess for expenses on behalf of the Company.

Note 3 – Acquisition Deposit

Effective April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC (“Fess”), Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the Agreement, the Company is to invest $1,400,000 including a $600,000 capital contribution for its 55% interest in B&B Inc., a $500,000 3 year loan at 7% interest per annum, and $300,000 line of credit. The Company has also agreed to provide up to an additional $1,800,000 of asset based loans for purchases of new assets as required. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. Financial statements or pro-forma financial statements have not been provided herein as B&B Inc. was formed on February 2, 2016 and has no assets or liabilities.

During the year ended September 30, 2016, the Company paid a total of deposits of $340,000 towards the anticipated amounts. During the three months ended December 31, 2016 the Company paid an additional $20,000.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Financial Statements
December 31, 2016

(unaudited)

On February 27, 2017, the Company entered into an agreement with B&B Inc, Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide finding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties. As of December 31, 2016, the Company recorded a forfeiture of the acquisition deposit of $310,000 in the accompanying statement of operations.

Note 4 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature July 3, 2017 and June 8, 2017, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. During the three months ended December 31, 2016 and 2015, $4,032 and $8,482, respectively, of interest has been accrued and included in the statement of operations as interest income, respectively.

Note 5 – Stockholders’ Equity

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of each, the three months ended December 31, 2016 and the year ended September 30, 2016, the Company had 8,648,808 shares of Common Stock issued and 8,638,750 shares outstanding.

There was no activity affecting Common Stock or Common Stock issuable during the three months ended December 31, 2016.

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

On February 27, 2017, the Company entered into an agreement with B&B Inc, Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide finding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties.

Management is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Plan of Operation

The Company is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Results of Operations

For the Three Months Ended December 31, 2016 and 2015

Revenues

The Company had no revenue for the three months ended December 31, 2016 and 2015.

Operating Expenses

For the three months ended December 31, 2016 total operating expenses were $113,796 compared to $42,965 for the three months ended December 31, 2015 resulting in an increase of $70,831. The increase in operating expenses primarily relates to increases in contractors and professional fees.

We incurred an expense for a forfeiture of an acquisition deposit of $310,000 related to an Agreement with B&B Inc, Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC, $2,418 of interest expense, of which $2,342 was interest on a related party loan, and $76 for credit card finance charges, for the three months ended December 31, 2016. We incurred $2,586 of interest expense, of which $2,157 was the accretion of the beneficial conversion features on convertible promissory notes for the three months ended December 31, 2015. We realized $4,032 of interest income from the investment in commercial paper for the three months ended December 31, 2016 and 2015. Our net loss to our shareholders for the three months ended December 31, 2016 and 2015 was $421,670 and $41,519, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2016, the Company cash of $3,504 and a deficit in working capital of $187,392. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Three Months Ended December 31, 2016 compared to the Three Months ended December 31, 2015

We used cash for operating activities of $48,715 and $33,985 for the three months ended December 31, 2016, and 2015, respectively. The elements of cash flow used in operations for the three months ended December 31, 2016 included a net loss of $421,670, forfeiture of an acquisition deposit of $310,000, increase in interest receivable of 4,544, offset by an increase in accounts payable of 22,336, an increase in credit card payable of 10,043, an increase in amounts due to related parties of 35,120. The elements of cash flow used in operations for the three months ended December 31, 2015 included a net loss of $41,519 offset by the accretion of beneficial conversion features of $2,157 and by changes in net operating assets and liabilities of $5,377.

We used cash in investing activities of $20,000 for a deposit on a potential acquisition during the three months ended December 31, 2016, offset by a decrease in the amount due from Fingi of 12,450. We used $50,000 cash in investing activities for a deposit on a potential acquisition during the three months ended December 31, 2015.

Cash provided by financing activities was $12,341 for the three months ended December 31, 2016, compared to cash used of $12,039 during the comparable period in 2015. The financing activities for the three months ended December 31, 2016 consisted of $2,341 in interest accrued on notes payable in addition to an increase of $10,000 due to shareholders, while the cash used in financing activities for the three months ended December 31, 2015 consisted of $37,039 of repayments on notes payable offset by $25,000 received for a subscription for the sale of our common stock.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2016 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended September 30, 2016, included in our Annual Report on Form 10-K as filed on January 13, 2017, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2016.

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

Date: March 14, 2017	By:	/s/ Daniel Otazo
Daniel Otazo
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

