Form 10-Q
period 2017-03-31
Alternative Investment Corp
filed 2017-05-15
CIK 1405660

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No  ☐

As of May 15, 2017 the registrant had 8,638,750 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Condensed Balance Sheets

	March 31,	September 30,
	2017	2016
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,548	$47,428
Due from Fingi	49,552	56,502
Interest receivable	18,807	9,654
Prepaid expenses	1,219	–
Investment in commercial paper	200,000	200,000
Total current assets	282,126	313,584

Acquisition deposit	$–	$340,000

Non-current assets:
Notes receivable - B&B Capital	11,000	–

Total assets	$293,126	$653,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$10,653	$37,657
Credit card payable	20	–
Accrued expenses	15,120	21,500
Accrued interest	2,321	–
Amounts due to shareholders	322,490	312,490
Loan payable - B&B Capital	54,000	–
Loan Payable - Fess	82,000	–
Total current liabilities	486,604	371,647

Total liabilities	486,604	371,647

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 8,648,808 shares issued and 8,638,750 shares outstanding at March 31, 2017 and September 30, 2016, respectively	8,649	8,649
Additional paid-in capital	468,293	463,610
Common stock issuable, 15,761,500 shares	574,975	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,245,315)	(765,217)
Total stockholders' deficit	(193,478)	281,937

Total liabilities and stockholders' deficit	$293,126	$653,584

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

General and administrative expenses	58,021	70,539	481,867	113,504

Loss from operations	(58,021)	(70,539)	(481,867)	(113,504)
Other income (expense):
Interest income	4,608	3,989	9,153	8,021
Interest expense	(4,965)	–	(7,384)	(2,586)
Total other income (expense)	(357)	3,989	1,769	5,435

Loss before income taxes	(58,378)	(66,550)	(480,098)	(108,069)

Provision for income taxes	–	–	–	–

Net loss	$(58,378)	$(66,550)	$(480,098)	$(108,069)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding - Basic and Diluted	24,400,250	15,804,747	24,400,250	12,629,099

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(480,098)	$(108,069)
Loss taken on acquisition deposit	310,000	–
Adjustments to reconcile net loss to net cash used in operations:
Interest accrued on amounts due to shareholder	4,684	–
Accretion of beneficial conversion feature as interest	–	2,157
Changes in operating assets and liabilities:
Interest receivable	(9,153)	(2,021)
Credit card payable	20	–
Prepaid expenses	(1,219)	(1,560)
Accounts payable	(27,004)	15,562
Accrued expenses	(6,380)	–
Accrued interest	2,320	(3,465)
Net cash used in operating activities	(206,830)	(97,396)

Cash flows from investing activities:
Acquisition deposits	30,000	(100,000)
Net cash provided by (used in) investing activities	30,000	(100,000)

Cash flows from financing activities:
Proceeds from issuance of loan payable - Fess	82,000	–
Proceeds from shareholder	15,786	(37,039)
Payments to shareholder	(5,786)	–
Payments on loan receivable - B&B Capital	(11,000)	–
Proceeds from loan payable - B&B Capital	54,000	–
Proceeds from Fingi	6,950	–
Proceeds from sale of common stock subscriptions	–	174,975
Net cash provided by financing activities	141,950	137,936

Net decrease in cash	(34,880)	(59,460)

Cash and cash equivalents at beginning of period	47,428	124,531

Cash and cash equivalents at end of period	$12,548	$65,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$380	$3,894
Cash paid for taxes	$–	$–

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2017

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

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2017

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2017 and the results of operations and cash flows for the three and six months ended March 31, 2017 and 2016, have been made.

These unaudited condensed financial statements should be read in conjunction with our 2016 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2017.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $480,098 for the six months ended March 31, 2017 and has incurred cumulative losses since inception of $1,245,315. The Company has a stockholders’ deficit of $193,478 at March 31, 2017.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Related Party Transactions

As of March 31, 2017 and September 30, 2016, $311,973 was due to Canton. The loan is unsecured, non-interest bearing and there is no repayment date. Interest has been calculated at imputed interest rate of 3% and amounted to $2,342 for the three months ended March 31, 2017 and $4,648 for the six month ended March 31, 2017.

On April 1, 2016 the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016. The company is currently in negotiations to extend the loan agreement, to be paid within one year, as such an allowance for the $50,000 loan balance has not been recorded and is deemed collectible. For the three and six months ended March 31, 2017, $515 and $1,027, respectively, has been recognized as interest income and included in accompanying condensed statements of operations.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2017

(unaudited)

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. This agreement is no longer in effect as of March 31, 2017 with a remaining balance due to Fingi of $448, which is payable upon demand and is non-interest bearing.

During the six months ended March 31, 2017 a shareholder paid for expenses on behalf of the Company in the amount of $15,786, of which $5,786 was repaid, resulting in amount due to shareholder of $10,517 at March 31, 2017. At September 30, 2016, the balance due to shareholder was $517. The amount is payable upon demand and non-interest bearing.

On January 3, 2017, the Company entered into a loan agreement with B&B Capital Inc., a related party. The loan is in the amount of $4,000, bears 8% interest and matures on July 3, 2017. For the three months ended March 31, 2017, $81 of interest has been accrued and recognized as interest expense and included in the accompanying condensed statements of operations.

On January 11, 2017, the Company entered into a loan agreement with B&B Capital Inc., a related party. The loan is in the amount of $11,000, bears 8% interest and matures on July 18, 2017. For the three months ended March 31, 2017, $147 of interest has been recognized as interest income and included in the accompanying condensed statements of operations.

On January 31, 2017, the Company entered into a loan agreement with B&B Capital Inc., a related party. The loan is in the amount of $50,000, bears 8% interest and matures on July 31, 2017. For the three months ended March 31, 2017, $669 of interest has been accrued and recognized as interest expense, and included in the accompanying condensed statements of operations.

During the three months ended March 31, 2017, the Company entered into multiple loan agreements with a related party, Fess Holdings (“Fess”). The amount due to Fess at March 31, 2017 is $82,000. The loans bear interest of 8% and mature as follows: $35,000 on May 30, 2017, $35,000 on July 17, 2017, $7,000 on July 19, 2017, and $5,000 on July 23, 2017. For the three months ended March 31, 2017, $1,570 of interest has been accrued and recognized as interest expense, and included in the accompanying condensed statements of operations.

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

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements
March 31, 2017

(unaudited)

Note 4 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature July 3, 2017 and June 8, 2017, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. As of March 31, 2017 and September 30, 2016, $7,978 and $16,000 of interest has been accrued and included in the condensed balance sheets, respectively. For the three and six months ended March 31, 2017, $3,946 and $7,978 has been recognized as interest income and included in the condensed statements of operations, respectively.

Note 5 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of each, the six months ended March 31, 2017 and the year ended September 30, 2016, the Company had 8,648,843 shares of Common Stock issued and 8,638,785 shares outstanding.

There was no activity affecting Common Stock or Common Stock issuable during the six months ended March 31, 2017.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our condensed financial statements and related notes included elsewhere in this report.

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

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

Revenues

The Company had no revenue for the three months ended March 31, 2017 and 2016.

Operating Expenses

For the three months ended March 31, 2017 total operating expenses were $58,021 compared to $70,539 for the three months ended March 31, 2016 resulting in a decrease of $12,518. The decrease in operating expenses primarily relates to decreases in professional fees.

We incurred $4,965 of interest expense for the three months ended March 31, 2017 compared to $0 in the three months ended March 31, 2016. We realized $4,608 of interest income for the three months ended March 31, 2017 compared to $3,989 for the three months ended March 31, 2016. Our net loss to our shareholders for the three months ended March 31, 2017 and 2016 was $58,378 and $66,550, respectively.

For the Six Months Ended March 31, 2017 and 2016

Revenues

The Company had no revenue for the six months ended March 31, 2017 and 2016.

Operating Expenses

For the six months ended March 31, 2017 total operating expenses were $481,867 compared to $113,504 for the six months ended March 31, 2016 resulting in an increase of $368,363. The increase in operating expenses primarily relates mainly to the loss on an acquisition deposit.

We incurred $7,384 of interest expense for the six months ended March 31, 2017 and $2,586 for the six months ended March 31, 2016. We realized $9,153 of interest income for the six months ended March 31, 2017 compared to $8,021 for the six months ended March 31, 2016. Our net loss to our shareholders for the six months ended March 31, 2017 and 2016 was $480,098 and $108,069, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2017, the Company cash of $12,548 and a deficit in working capital of $204,478. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $3,000,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Six Months Ended March 31, 2017 compared to the Six Months ended March 31, 2016

We used cash for operating activities of $206,830 and $97,396 for the six months ended March 31, 2017, and 2016, respectively. The elements of cash flow used in operations for the six months ended March 31, 2017 included a net loss of $480,098, offset by a loss of $310,000 on the acquisition deposit, accretion of interest in amounts due to shareholder of $4,684. Cash flows are then increased by a $9,153 in interest receivable, a $20 increase in credit card payables, a $1,219 increase in prepaid expenses, $6,380 increase in accrued expenses, and a decrease of $27,004 in accounts payable. The elements of cash flow used in operations for the six months ended March 31, 2016 included a net loss of $108,069 offset by an increase in net operating assets and liabilities of $10,673.

We used $30,000 cash in investing activities as a combination paying $20,000 towards the acquisition deposit and subsequent receipt of $50,000 for the settlement on cancellation of the acquisition the six months ended March 31, 2017. We used $100,000 in cash for investing activities during the six months ended March 31, 2016.

Cash provided by our financing activities was $141,950 for the six months ended March 31, 2017, compared to cash provided of $137,936 during the comparable period in 2016. The financing activities for the six months ended March 31, 2017 consisted of proceeds from loans payable with related entities of $136,000, proceeds from shareholders of $15,786, repayments to shareholders of $5,786, payments by related parties of $6,950, offset by increases in notes and loans receivable with related parties of $11,000. The cash provided by financing activities for the six months ended March 31, 2016 consisted of $174,975 of proceeds from a common stock subscriptions offset by payments towards notes payable of $37,039.

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

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Date: May 15, 2017	By:	/s/ Daniel Otazo
Daniel Otazo
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

