Form 10-Q
period 2017-06-30
Alternative Investment Corp
filed 2017-09-12
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

Commission File Number: 001-34858

_____________________________________________________

ALTERNATIVE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

_____________________________________________________

Nevada	98-056807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 East 52nd Street, Suite 1102 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

As of September 12, 2017 the registrant had 8,638,750 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Condensed Balance Sheets

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,262	$47,428
Due from Fingi	-	56,502
Interest receivable	23,536	9,654
Prepaid expenses	813
Investment in commercial paper	200,000	200,000
Total current assets	233,611	313,584

Acquisition deposit	-	340,000

Non-current assets:
Notes receivable Fingi	50,000	-
Loan receivable	11,000	-
Total assets	$294,611	$653,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$20,316	$37,657
Credit card payable	20
Accrued expenses	14,049	21,500
Amount due to shareholder	322,490	312,490
Due to B&B Capital	54,000	-
Due to Fingi, Inc.	6,551	-
Total current liabilities	417,426	371,647

Non-current liabilities:
Loan payable	82,000	0
Total liabilities	499,426	371,647

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 8,648,808 shares issued and 8,638,750 shares outstanding at June 30, 2017 and September 30, 2016, respectively	8,649	8,649
Additional paid-in capital	470,706	463,610
Common stock issuable, 15,761,500 shares	574,975	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,259,065)	(765,217)
Total stockholders' deficit	(204,815)	281,937

Total liabilities and stockholders' deficit	$294,611	$653,584

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016

Net revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	13,355	46,634	495,221	160,139

Loss from operation	(13,355)	(46,634)	(495,221)	(160,139)

Other income (expense):
Interest income	4,729	4,490	13,881	12,511
Interest expense	(5,125)	(7,027)	(12,508)	(9,613)
Total other income (expense)	(396)	(2,537)	1,373	2,898

Loss before income taxes	(13,751)	(49,171)	(493,848)	(157,241)

Provision for income taxes	-	-	-	-

Net loss	$(13,751)	$(49,171)	$(493,848)	$(157,241)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	24,400,250	8,638,785	24,400,250	8,638,785

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(493,848)	$(157,241)
Loss taken on acquisition deposit	310,000	-
Adjustments to reconcile net loss to net cash used in operations:
Accretion of beneficial conversion feature as interest	7,096	2,157
Changes in operating assets and liabilities:
Interest receivable	(13,882)	(6,512)
Credit card payable	20	-
Prepaid expenses	(813)	-
Accounts payable	(17,341)	38,334
Due to Related Party	-	5,000
Accrued expenses	(7,451)	(3,465)
Net cash used in operating activities	(216,219)	(121,727)

Cash flows from investing activities:
Acquisition deposits	30,000	(250,000)
Due from Fingi, Inc and other related parties	56,502	(50,000)
Net cash used in investing activities	86,502	(300,000)

Cash flows from financing activities:
Proceeds from issuance of loan payable	82,000	-
Payments on notes payable	-	(37,039)
Increase in notes receivable	(50,000)	-
Increase in loan receivable	(11,000)	-
Proceeds from shareholder	10,000	-
Proceeds from loan to related companies	60,551	-
Proceeds from capital contributions by related party	-	7,027
Proceeds from sale of common stock subscriptions	-	374,975
Net cash provided by financing activities	91,551	344,963

Net (decrease) increase in cash	(38,166)	(76,764)

Cash and cash equivalents at beginning of period	47,428	124,531
Cash and cash equivalents at end of period	$9,262	$47,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature on convertible note payable	$-	$-

See accompanying notes to condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements June 30, 2017

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Alternative Investment Corporation (the "Company") was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation.  The principal business of the Company was its web-based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

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

On February 27, 2017, the Company entered into an agreement with B&B Inc, Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties.

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

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements June 30, 2017

(unaudited)

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2017 and the results of operations and cash flows for the three months ended June 30, 2017 and 2016, have been made.

These unaudited condensed financial statements should be read in conjunction with our 2016 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2017.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $493,848 for the nine months ended June 30, 2017 and has incurred cumulative losses since inception of $1,259,065.  The Company has a stockholders’ deficit of $204,815 at June 30, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Related Party Transactions

As of June 30, 2017 and September 30, 2016, $322,490 and $312,490 were due respectively to Canton. The loan is unsecured, non-interest bearing and there is no repayment date. Interest has been calculated at imputed interest rate of 3% and amounted to $7,097 for the nine months ended June 30, 2017. The imputed interest amounted to $2,157 for the nine months ended June 30, 2016.

On April 1, 2016 the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016. The Company agreed to extend the loan agreement through December 31, 2017 as such an allowance for the $50,000 loan balance has not been recorded and is deemed collectible. For the three and nine months ended June 30, 2017, $521 and $1,484, respectively, has been recognized as interest income and included in accompanying condensed statements of operations.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. For the nine months ended June 30, 2017, total rent and utilities expenses amounted to $47,875. At June 30, 2017, amounts due to Fingi represent amounts due for rent and utilities, or amount paid for expenses on behalf of the Company by Fingi.

Note 3 – Acquisition Deposit

Effective April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC (“Fess”), Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the Agreement, the Company is to invest $1,400,000 including a $600,000 capital contribution for its 55% interest in B&B Inc., a $500,000 3 year loan at 7% interest per annum, and $300,000 line of credit. The Company has also agreed to provide up to an additional $1,800,000 of asset-based loans for purchases of new assets as required. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. Financial statements or pro-forma financial statements have not been provided herein as B&B Inc. was formed on February 2, 2016 and has no assets or liabilities.

ALTERNATIVE INVESTMENT CORPORATION

Notes to Condensed Financial Statements June 30, 2017

(unaudited)

During the year ended September 30, 2016, the Company paid a total of deposits of $340,000 towards the anticipated amounts.

On February 27, 2017, the Company entered into an agreement with B&B Inc, Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties. As of December 31, 2016, the Company recorded a forfeiture of the acquisition deposit of $310,000 in the accompanying statement of operations.

Note 4 – Loan Receivable

On January 18, 2017, the Company issued a loan to B&B Inc. in the amount of $11,000 at annual rate of eight percent (8%) and is due on July 18, 2018. Interest income for the three months ended June 30, 2017 was $219.

Note 5 – Investment in Commercial Paper

During the year ended September 30, 2015, the Company invested in two $100,000 convertible bonds from Bullion Japan Inc. for a total investment of $200,000. The bonds mature June 8, 2017 and July 3, 2017, respectively, earn interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. As of June 30, 2017 and September 30, 2016, $6,471 and $4,450 of interest has been accrued and included in the condensed balance sheets, respectively. For the three and nine months ended June 30, 2017, $3,989 and $8,021 has been recognized as interest income and included in the condensed statements of operations, respectively.

Note 6 – Loan Payable

During the three months ended March 31, 2017, the Company entered into loan agreements with Fess Group Holdings LLC totaling $82,000 with maturity dates through July 2018. These loans incur interest at either percent (8%) per annum. Accrued interest for the three months ended June 30, 2017 was $1,636.

During the three months ended March 31, 2017, the Company also entered into loan agreement with Basil and Barns Capital Inc. totaling $54,000 with maturity dates through July 2017. These loans incur interest at either percent (8%) per annum. Accrued interest for the three months ended June 30, 2017 was $1,077.

Note 7 – Stockholders’ Deficit

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value. As of June 30, 2017 and September 30, 2016, the Company had 8,648,808 shares of Common Stock issued and 8,638,750 shares outstanding.

Note 8 – Subsequent Events

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

On February 27, 2017, the Company entered into an agreement with B&B Inc, Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties.

Management is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Plan of Operation

The Company is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Results of Operations

For the Three Months Ended June 30, 2017 and 2016

Revenues

The Company had no revenue for the three months ended June 30, 2017 and 2016.

Operating Expenses

For the three months ended June 30, 2017 total operating expenses were $13,355 compared to $46,634 for the three months ended June 30, 2016 resulting in a decrease of $33,279. The decrease in operating expenses primarily relates to decreases in professional fees.

We incurred $5,125 of interest expense for the three months ended June 30, 2017 compared to $7,027 in the three months ended June 30, 2016. We realized $4,729 of interest income for the three months ended June 30, 2017 compared to $4,490 for the three months ended June 30, 2016. Our net loss to our shareholders for the three months ended June 30, 2017 and 2016 was $13,751 and $49,171, respectively.

For the Nine Months Ended June 30, 2017 and 2016

Revenues

The Company had no revenue for the nine months ended June 30, 2017 and 2016.

Operating Expenses

For the nine months ended June 30, 2017 total operating expenses were $495,221 compared to $160,139 for the nine months ended June 30, 2016 resulting in an increase of $335,083. The increase in operating expenses primarily relates to the write off of the acquisition deposit.

We incurred $12,508 of interest expense for the nine months ended June 30, 2017 and $9,613 for the nine months ended June 30, 2016. We realized $13,881 of interest income for the nine months ended June 30, 2017 compared to $12,511 for the nine months ended June 30, 2016. Our net loss to our shareholders for the nine months ended June 30, 2017 and 2016 was $493,848 and $157,241, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2017, the Company cash of $9,262 and a deficit in working capital of $183,815. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business. We expect to incur a maximum of $1,000,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2017 compared to the Nine Months ended June 30, 2016

We used cash for operating activities of $216,219 and $121,727 for the nine months ended June 30, 2017, and 2016, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2017, included a net loss of $493,848 initially offset by the write off of $310,000 of the acquisition deposit. Cash flows are then decreased by a $13,882 increase in interest receivable, an $813 increase in prepaid expenses, a $7,451 decrease in accrued expenses, and a decrease of $17,341 in accounts payable. The elements of cash flow used in operations for the nine months ended June 30, 2016 included a net loss of $157,241 offset by an increase in net operating assets and liabilities of $33,357.

We collected $86,502 of cash in investing activities primarily due to recovering a net of $30,000 in cash by paying $20,000 towards the acquisition deposit offset by subsequent receipt of $50,000 for the cancellation of the deposit during the nine months ended June 30, 2017. We used $300,000 in cash for investing activities during the nine months ended June 30, 2016.

Cash provided by our financing activities was $91,551 for the nine months ended June 30, 2017, compared to cash generated of $344,963 during the comparable period in 2016. The financing activities for the nine months ended June 30, 2017 consisted of proceeds from loans payable of $82,000 as well as a total loans from shareholder and related companies of $70,551, offset by increases in notes and loans receivable of $50,000 and $11,000 respectively. The cash provided by financing activities for the nine months ended June 30, 2016 consisted of $374,975 of proceeds from a common stock subscriptions offset by payments towards notes payable of $37,039.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

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

Date: September 12, 2017	By:	/s/ Daniel Otazo
Daniel Otazo
Interim Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)