Form 10-K
period 2017-09-30
Alternative Investment Corp
filed 2018-01-11
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

 Registrant’s telephone number, including area code: (917) 480-1169

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

As of March 31, 2017, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $303,907 based upon the closing price of $0.08 on the OTC Bulletin Board system. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 9, 2018, the registrant had 172,775 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow, "commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, "Risk Factors."

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

In July 2009, the Company acquired a 76.8% interest in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia.

In February 2010, the Company decided to divest from its investment in CIMC due to its inability to raise the capital necessary to pursue this investment on a timely manner and concerns on its internal liquidity. On April 30, 2010, the Company disposed of CIMC for $50,000 and realized a gain on the disposal of $92,975. The proceeds from the disposal were used to pay debts of the Company.

On June 20, 2010, the Company disposed of its subsidiary company, Lead Concept Limited, which operated its web based VOIP business as the Company was no longer competitive in this market segment. After the disposal, the Company had no operations.

On July 23, 2010, the Company experienced a change in control. Canton Investments Ltd. (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 575,000 shares of the Company’s outstanding common stock for $205,750.  Also on July 23, 2010, CIL purchased 122,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 697,000 shares of the Company’s common stock representing 91.54%.

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

On September 10, 2012, CIL contributed 600,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 97,000 shares of the Company’s common stock representing 60%.

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 17,933 shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provides AMSA an option to acquire an additional 22,417 shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 114,933 shares of common stock of the Company. The options expired on June 2, 2014.

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

On February 27, 2017, the Company entered into an agreement with B&B Inc., Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original April 1, 2016 Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties. As of December 31, 2016, the Company recorded a forfeiture of the acquisition deposit of $310,000 in the accompanying statement of operations.

Management is focused on new investment opportunities in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments.

Employees

As of September 30, 2017, the Company had one consultant who was retained and fulfilled the roles of Chief Executive and Chief Financial Officer.

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

Our auditor's report on our fiscal year 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2017 Audited Financial Statements."

We have a limited operating history; thus, we cannot predict whether we will be successful in meeting our financial obligations.

We were established in March 2007. Although we had begun the sales of telecom services by direct sales with modest revenue generated, we have disposed of those businesses and currently have no revenue stream. We currently have $10,396 in cash and are reliant upon our officers, directors, and shareholders to fund the operating expenses of the Company while we assess and evaluate our next business strategy. There is no guarantee that our officers, directors and shareholders will continue to fund these activities.

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

Canton Investments Ltd. (“CIL”) holds 97,000 shares of our common stock, representing approximately 60% of the outstanding shares of our common stock.  Accordingly, CIL will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as CIL may continue to be our largest shareholder. The interests of CIL may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

We may be unable to successfully execute any of our identified or other unidentified business opportunities that we determine to pursue.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2017 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2017, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2017.

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2017, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the OTC Markets Bulletin Board (“OTCBB”) under the symbol "AIKO". As of November 30, 2017, the Company’s common stock was held by 28 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2017		For the Year Ended September 30, 2016
	High	Low	High	Low
First Quarter	$5.98	$5.00	$200.00	$54.00
Second Quarter	$7.00	$4.00	$120.00	$1.00
Third Quarter	$5.00	$3.49	$1.00	$1.00
Fourth Quarter	$5.00	$3.49	$10.00	$1.00

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

Results of Operations

For the Years Ended September 30, 2017 and 2016

Revenues

The Company had no revenue for the years ended September 30, 2017 and 2016.

Operating Expenses

For the year ended September 30, 2017, general and administrative expenses were $101,548 compared to $74,776 for the same period in the prior year.  The increase in the current year was due to increased rent offset by lower corporate and compliance cost.  Professional fees for the year ended September 30, 2017 were $88,800 compared to $163,595 for the same period in the prior year.  The reduction in fees was due to much lower legal and accounting fees in the current year.

Other Income (Expense)

For the year ended September 30, 2017 we incurred $17,155 of interest expense compared to $11,954 for the same period in the prior year, of which $2,157 was the accretion of the beneficial conversion feature on a convertible promissory note. The additional interest cost was due to loans and notes payable funded this fiscal year in the amount of $144,483.  We earned $18,615 of interest income for the year ended September 30, 2017 compared to $17,052 for the same period in the prior year. Our net loss to our shareholders for the year ended September 30, 2017 was $610,083 compared to $233,273 for the same period in the prior year.

Liquidity and Capital Resources

At September 30, 2017, we had cash of $10,396 and a deficit in working capital of $328,146 compared to cash of $47,428 and a working capital deficit of $58,063 at September 30, 2016. We used cash in operating activities of $170,515 and $225,555 for the years ended September 30, 2017 and 2016, respectively. The principal elements of cash flow used in operations for the year ended September 30, 2017 included a net loss of $610,083, increased by the reduction in prepaids and deposits resulting from the loss in investment in the amount of $310,000, recording of an allowance for doubtful recoverability of an investment, reduction in accrued expenses and payables of $10,120.  The principal elements of cash flow used in operations for the year ended September 30, 2016 included a net loss of $233,273, increased by the reduction in interest accrued on notes payable of $3,465, accretion of beneficial conversion feature as interest of $2,157, accrual of interest on a loan of $9,369, increases in accounts payable of $11,363, an increase in interest receivable of $5,204, increase in amounts due from Fingi, Inc. (“Fingi”), a related party, of $6,502.

For the year ended September 30, 2017, we had issued an $11,000 loan to an unrelated third party.  For the year ended September 30, 2016, we had $50,000 of cash used in investing activities for a loan extended to Fingi. Additionally, $340,000 of cash was used as an acquisition deposit in the purchase of Basil & Barnes, Inc.

Cash generated in our financing activities was $144,483 and $538,453 for the years ended September 30, 2017 and 2016, respectively. The financing activities for the year ended September 30, 2017 consisted of $145,000 in proceeds for the issuance of notes payable and, offset by $517 in settlement of expenses paid by shareholders, while the financing activities for the year ended September 30, 2016 consisted of $37,039 in payments of notes payable, offset by $517 in expenses paid by shareholders, and $574,975 of proceeds from the sale of common stock.

We do not have sufficient resources to effectuate our business. As of September 30, 2017, we had cash of $10,396.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $610,083 for the year ended September 30, 2017, had an accumulated deficit of $1,375,300, and has a stockholders’ deficit of $328,146 at September 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alternative Investment Corp

We have audited the accompanying balance sheets of Alternative Investment Corp as of September 30, 2017 and 2016, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Investment Corp as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

January 11, 2018

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,396	$47,428
Due from Fingi (related party)	56,502	56,502
Interest receivable	27,654	9,654
Miscellaneous receivable other	61	-
Prepaid expenses	406	-
Investment in commercial paper, net allowance for doubtful accounts	100,000	200,000
Total current assets	$195,019	$313,584

Non-current assets:
Acquisition deposit	-	340,000
Total assets	$195,019	$653,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$49,037	$59,157
Loan payable, short-term	145,000	-
Accrued interest	17,155	-
Amount due to shareholder	311,973	312,490
Total current liabilities	523,165	371,647
Total liabilities	$523,165	$371,647

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 172,979 shares issued and 172,775 outstanding at September 30, 2017 and 2016, respectively	173	173
Additional paid-in capital	472,086	472,086
Common stock issuable	574,975	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,375,300)	(765,217)
Total stockholders' deficit	(328,146)	281,937
Total liabilities and stockholders' deficit	$195,019	$653,584

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2017	2016

Continuing Operations:
Net revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	101,548	74,776
Professional fees	88,800	163,595
Total operating expenses	190,348	238,371

Loss from operations	(190,348)	(238,371)

Other income (expense):
Interest income	18,615	17,052
Interest expense	(17,155)	(11,954)
Other miscellaneous income	420	-
Non-recoverable investments	(111,615)	-
Loss on investment	(310,000)	-
Total other income (expense)	(419,735)	5,098

Loss before income taxes	(610,083)	(233,273)

Provision for income taxes	-	-

Net loss	$(610,083)	$(233,273)

Net loss per share - basic and diluted	$(3.53)	$(0.63)

Weighted average number of shares outstanding - Basic and Diluted	172,976	369,069

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

	For the Year Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(610,083)	$(233,273)
Adjustments to reconcile net loss to net cash used in operations:
Non-recoverable investment in commercial paper	111,615	-
Interest accrued on note payable	-	(3,465)
Accretion of beneficial conversion feature as interest	-	2,157
Accrued interest on loan	17,155	9,369
Changes in operating assets and liabilities:
Interest receivable	(18,676)	(5,204)
Accounts payable	(10,120)	11,363
Prepaids and deposits	339,594	-
Due from Fingi (related party)	-	(6,502)
Net cash used in operating activities	(170,515)	(225,555)

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	-	(340,000)
Loans Issued related party	(11,000)	(50,000)
Net cash used in investing activities	(11,000)	(390,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	145,000	-
Payments on notes payable	-	(37,039)
Proceeds from loans from shareholder	(517)	517
Proceeds from sale of common stock	-	574,975
Net cash provided by financing activities	144,483	538,453

Net (decrease) increase in cash	(37,032)	(77,103)
Cash and cash equivalents at beginning of year	47,428	124,531
Cash and cash equivalents at end of year	$10,396	$47,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable paid by shareholder	$-	$517

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' Equity (Deficit)

For the Years Ended September 30, 2017 and 2016

			Paid-in	Common			Total
	Common stock		capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2015	172,979	$173	$462,717	$-	$(80)	$(531,944)	$(69,134)

Shares subscribed	-	-	-	574,975	-	-	574,975

Interest on Related Party Note Payable	-	-	9,369	-	-	-	9,369

Net loss for the year ended September 30, 2016	-	-	-	-	-	(233,273)	(233,273)

Balance, September 30, 2016	172,979	$173	$472,086	$574,975	$(80)	$(765,217)	$281,937

Net loss for the year ended September 30, 2017	-	-	-	-	-	(610,083)	(610,083)

Balance, September 30, 2017	172,979	$173	$472,086	$574,975	$(80)	$(1,375,300)	$(328,146)

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders. On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 575,000 shares of the Company’s outstanding common stock for $205,750. Also on July 23, 2010, CIL purchased 122,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders. As a result of the change in control, CIL owned a total of 697,000 shares of the Company’s common stock representing 91.54%.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation.

On September 10, 2012, CIL contributed 600,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 97,000 shares of the Company’s common stock representing 60%.

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 17,933 shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provides AMSA an option to acquire an additional 22,417 shares of the Company’s common stock and provides the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

On December 4, 2013, the Company and AMSA entered into an Amendment to the Agreement dated July 24, 2013. Under the terms of the amendment, the Company had the option to acquire up to a total of 3,432,000 shares of TPT from AMSA and AMSA had the option to acquire up to a total of 114,933 shares of common stock of the Company. The options expired on June 2, 2014.

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

On February 27, 2017, the Company entered into an agreement with B&B Inc., Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $610,083 and $233,273 for the years ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of $1,375,300. The Company had stockholders’ deficit of $328,146 at September 30, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and 2016, the Company had no cash equivalents.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  As of September 30, 2017, the Company has accrued expenses of $49,037.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of September 30, 2017, and 2016, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of September 30, 2017.

NOTE 4 – LOAN RECEIVABLE

On January 18, 2017, the Company issued a loan to B&B Inc. in the amount of $11,000 at annual rate of eight percent (8%) and is due on July 18, 2018. Interest income for the year ended September 30, 2017 was $615. As of September 30, 2017, the Company has fully reserved this loan and accrued interest as doubtful to be collected.

NOTE 5 – RELATED PARTIES

As of September 30, 2017, and September 30, 2016, $311,973 and $312,490, respectively was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at imputed interest rate of 3% and reflected as interest expense and as accrued interest in the amount of $11,721 in the year ended September 30, 2017.

On April 1, 2016, the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016.  The note remained in default until November 8, 2017, when the Company entered into an amendment agreement on this note to extend the maturity date to June 30, 2018.  For the year ended September 30, 2017 and 2016, $2,000 and $1,008 has been recognized, respectively, as interest income and included in the consolidated statements of operations.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2017, amount due for rent was $3,679 per month. Total rent and utilities expenses amounted to $60,305. The rent due under expense sharing agreement for future periods is as follows:

September 30,
2018	$46,152
2019	47,532
2020	48,954
2021	24,840
Total	$167,478

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of September 30, 2017 and 2016, the Company had a liability due to its Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $6,000 and $3,000, respectively.  The amount was reflected in accounts payable on the Company’s financial statements.  Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 6 – ACQUISITION DEPOSIT

Effective April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the Agreement, the Company was to invest $1,400,000 including a $600,000 capital contribution for its 55% interest in B&B Inc., a $500,000 3-year loan at 7% interest per annum, and $300,000 line of credit. The Company also agreed to provide up to an additional $1,800,000 of asset based loans for purchases of new assets as required. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. Financial statements or pro-forma financial statements have not been provided herein as B&B Inc. was formed on February 2, 2016 and has no assets or liabilities.

During the year ended September 30, 2016, the Company paid a total of refundable deposits of $340,000 towards the anticipated amounts.

On February 27, 2017, the Company entered into an agreement with B&B Inc., Fess, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties. As of December 31, 2016, the Company recorded a forfeiture of the acquisition deposit of $310,000 in the accompanying statement of operations.

NOTE 7 – LOANS AND NOTES PAYABLE

Notes payable to companies consisted of the following as of:

	September 30, 2017	September 30, 2016
B&B Capital (a)	$50,000	$-
Fess Group Holdings LLC (b)	35,000	-
Fess Group Holdings LLC (c)	4,000	-
Fess Group Holdings LLC (d)	35,000	-
Fess Group Holdings LLC (e)	7,000	-
Fess Group Holdings LLC (f)	5,000	-
JIFM LLC (g)	9,000	-
Total notes payable	$145,000	$-
Less - current portion of these notes	(145,000)	-
Total notes payable	$-	$-

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount $50,000.  The loan had a maturity date of July 31, 2017.  Since the note is in default the lender may, at any time opt to convert loan to borrower’s equity at a conversion of pre-money valuation of $200,000.  As of September 30, 2017, this note had accrued interest of $2,652.

(b) On November 30, 2016, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of May 30, 2017.  Since the note is in default the lender may, at any time opt to convert loan to borrower’s equity at a conversion of pre-money valuation of $200,000.  As of September 30, 2017, this note had accrued interest of $2,332.

(c) On January 3, 2017, the Company entered into a six-month 8% loan agreement in the amount of $4,000. The loan had a maturity date of July 3, 2017.  Since the note is in default the lender may, at any time opt to convert loan to borrower’s equity at a conversion of pre-money valuation of $200,000.  As of September 30, 2017, this note had accrued interest of $237.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 7 – LOANS AND NOTES PAYABLE (CONTINUED)

(d) On January 17, 2017, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  As of September 30, 2017, this note had accrued interest of $1,964.

(e) On January 19, 2017, the Company entered into a six-month 8% loan agreement in the amount of $7,000. The loan had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  As of September 30, 2017, this note had accrued interest of $390.

(f) On January 23, 2017, the Company entered into a six-month 8% loan agreement in the amount of $5,000. The loan had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  As of September 30, 2017, this note had accrued interest of $274.

(g) On September 1, 2017, the Company entered into a loan agreement with JIFM LLC.  The loans will be treated as a line of credit bearing 8% interest and each drawdown will have a one-year term.  The drawdowns will carry a default interest rate of lower of 1.5% per month or the maximum interest rate allowable by law.  The initial drawdown in the amount of $9,000 and was funded on September 29, 2017.  At September 30, 2017, accrued interest on this note was $2.

NOTE 8 – INVESTMENT IN COMMERCIAL PAPER

On June 8, 2015 and July 3, 2015, the Company invested into a $100,000 two-year convertible bonds from Bullion Japan Inc. each of those two days for a total investment of $200,000. The bonds matured July 3, 2017 and June 8, 2017, respectively, earning interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share. For the years ended September 30, 2017 and 2016, $16,000 and $14,494 of interest has been accrued, respectively and has been included in the statement of operations as interest income.

On December 15, 2017, the Company entered into a memorandum of agreement to extend maturity date of the July 3, 2015 bond to March 30, 2018.  The same terms as the original agreement will prevail and the Company will continue to accrue interest.  As of September 30, 2017, the Company has recorded an allowance for the unrecoverability of this investment in the amount of $100,000.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of each of the years ended September 30, 2017 and 2016, the Company had 172,979 shares of Common Stock issued, and 172,775 shares outstanding.

During the year ended September 30, 2016, the Company received $574,975 of subscriptions for the purchase of common shares. As the shares had not been issued as of September 30, 2017, the $574,975 balance is included in common stock issuable in the balance sheet at September 30, 2017.

No shares were issued during the year ended September 30, 2017.

NOTE 10 – INCOME TAXES

No provision was made for income taxes for the years ended September 30, 2017 and 2016 as the Company had incurred net losses for tax purposes of $610,083 and $233,273, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	2017	2016
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%
Provision for income tax	–%	–%

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 10 – INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30,
Deferred income tax assets:	2017	2016
Net operating loss carry forwards	$425,000	$224,930
Valuation allowance	(425,000)	(224,930)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $200,070 and $79,310 for the years ended September 30, 2017 and 2016, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended September 30, 2017 and 2016. At September 30, 2017, the Company has net operating loss carry forwards of approximately $1,250,000 which expire commencing 2031. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.  Congress has recently passed tax reform legislation which will likely and possible significantly affect the Company’s financial statements.  The Company is currently evaluating the impact of this legislation on its financial statements.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through September 30, 2017, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of September 30, 2017, the Company has not filed any tax returns. As of September 30, 2017, tax years 2007 through 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENTS

On October 30, 2017, the Company received a loan advance pursuant to a loan agreement with JIFM LLC in the amount of $17,500 (See NOTE 7).

On November 30, 2017, Mr. Daniel Otazo, Director, Chief Executive Officer and interim Chief Financial Officer, tendered his resignation. Mr. Otazo’s resignation was not a result of any disagreement with the Company.

On December 1, 2017, the Shareholders of the Corporation voted to elect Mr. Antonio Treminio as Director and CEO of the Company. Mr. Treminio, 46, has over 20 years of experience in the financial markets with special focus on corporate financing for private and public companies.

On December 8, 2017, the Company entered into an amendment of an April 1, 2016 with Fingi Inc. on this note to extend the maturity date to June 30, 2018. (See Note 5).

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

On December 8, 2017, the Company filed for a 50:1 reverse stock split with the Secretary of State of Nevada. These presented financial statements and accompanying notes are presented reflective of this stock split as post stock-split adjusted numbers. Finra approved said reverse stock split on December 28, 2017, as seen on their “Daily List” of Corporate announcements for that day and an 8K announcing the same was filed January 2, 2018.

On December 15, 2017, the Company entered into a Memorandum of Agreement with Bullion Japan.  Under the terms of this agreement Bullion Japan Inc. immediately paid accrued interest through November 30, 2017 in the amount of $33,160.  Bullion Japan Inc. further agreed to pay the principal of $100,000 relative to the June 8, 2015 note on December 22, 2017.  Further to this agreement the parties agreed to extend the maturity date of the July 3, 2015 bond under the same terms with a new maturity date of March 31, 2018 (See NOTE 8).

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2017 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2017, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2017:

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2017, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

			Held
			Position
Name	Age	Positions	Since

Daniel Otazo	45	Director, Chief Executive Officer and Chief Financial Officer (Former)	9/11/2015

Shuichi Uda	44	Director	8/21/2015

David E. Price	52	Secretary	7/23/2010

Antonio Treminio	46	Director, Chief Executive Officer and Chief Financial Officer	12/01/2017

Biography of Directors and Officers

Mr. Daniel Otazo was appointed as a Director, Interim Chief Executive Officer, and Chief Financial Officer of the Company on September 11, 2015. Mr. Otazo held various top executive positions in the financial services industry in Europe and in Latin America, including CEO at ProCredit Bank Nicaragua, and Chief Risk Officer and Vice President of Financial Planning and Controlling at ProCredit Bank Bolivia. He also worked for many years as a Senior Consultant at PriceWaterhouseCoopers in Germany, Switzerland and Spain, where he was in charge of account management of major clients in the field of Asset Management and Private Banking. He has a degree in engineering from the University of Applied Sciences Konstanz, Germany, an MBA from the University of Edinburgh, United Kingdom, and earned the CFA Charter in 2004.  Mr. Otazo resigned on November 30, 2017 from all official capacities with the Company.

Mr. Shuichi Uda was appointed as a Director of the Company on August 21, 2015. Mr. Uda is the founder & CEO of Dragoon Capital Inc., a full-service investment-banking firm (Japanese Financial Service Agency License No. 1032). Mr. Uda has also held executive positions at Silvertail in London and as Chief Consultant for Funai Consulting Co., Ltd. prior to founding Dragoon Capital in Tokyo. Mr. Uda holds a BA in Industrial Design from the Kobe Design University.

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

Mr. Antonio Treminio was appointed by the Shareholders of the Corporation on December 1, 2017 as Director and Chief Executive Officer and Interim Chief Financial Officer of the Company. Mr. Treminio has over 20 years of experience in the financial markets with special focus on corporate financing for private and public companies. Over the years Mr. Treminio has assisted a number of different publicly traded companies meet and/or secure their capital requirements for expansion and/or growth.  Mr. Treminio has been previously employed by Dean Witter Reynolds, as well at PaineWebber and has been a successful investment banker, entrepreneur and has successfully help fund, grow and up-list several of his previous companies to markets such as NASDAQ, AMEX and the NYSE.  Mr. Treminio studied Business Administration at Loyalist, College in Belleville, Ontario, Canada in 1993. He is also member of renown Japan Karate Association, holds a first degree Blackbelt in Shotokan Karate.

On December 1, 2017, the Shareholders of the Corporation voted to elect Mr. Antonio Treminio as Director and CEO of the Company. The same day Mr. Daniel Otazo, the previous Director, Chief Executive Officer and interim Chief Financial Officer, tendered his resignation. Mr. Otazo’s resignation was not a result of any disagreement with the Company. Mr. Treminio, 46, has over 20 years of experience in the financial markets with special focus on corporate financing for private and public companies.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Daniel Otazo (1)	2017	$–	$–	$–	$6,982	$6,982
Former Chief Executive Officer, Former Chief	2016	$–	$–	$–	$10,500	$10,500
Financial Officer, and Director

Shuichi Uda (2)	2017	$–	$–	$–	$–	$–
Director	2016	$–	$–	$–	$–	$–

David E. Price (3)	2017	$–	–	–	–	$–
Secretary	2016	$49,495	$–	$–	$–	$30,000

Antonio Treminio (4)	2017	–	–	–	–	–
Chief Executive Officer, Interim Chief	2016	–	–	–	–	–
Financial Officer, and Director

(1)

Mr. Daniel Otazo was appointed as Interim Chief Executive Officer, Chief Financial Officer and Director on September 11, 2015. His other compensation consists of consulting fees paid.  Mr. Otazo resigned on November 30, 2017.

(2)

Mr. Shuichi Uda was appointed as a Director on August 21, 2015.

(3)

Mr. David E. Price was appointed Secretary on July 23, 2010.

(4)

Mr. Treminio was appointed Director, Chief Executive Officer and Interim Chief Financial Officer on December 1, 2017.

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

				Percent
	Title of Stock	Beneficial		of
Name and Position	Class	Ownership		Class (5)

Canton Investments Ltd. (1)	Common Stock	97,000	(Direct)	56.14%
Tidwell Limited (2)	Common Stock	22,500	(Direct)	13.02%
Ultimate Deal Ltd.	Common Stock	11,375		6.58%

All Directors and Officers as a Group	Common Stock	–		–

_____________

(1)

Canton Investments Ltd. ("CIL") is a company incorporated in Hong Kong having its offices at Corner Hutson & Eyre Streets, Blake Bld. #302, Belize City, Belize.

(2)

Tidwell Limited is a company incorporated in Hong Kong having its offices at 78 Des Voeux Rd., Hong Kong

(3)

The percentage of common stock is calculated based upon 172,779 shares outstanding as of January 9, 2018.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company has a formal written agreement with the current Chief Executive and Interim Chief Financial Officers, Antonio Treminio who as appointed on December 1, 2017.  The amounts of compensation and other terms of any full-time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Green & Company CPA’s for 2017 and 2016, for the categories of services indicated.

	Years Ended September 30,
Category	2017	2016
Audit Fees	$12,200	$10,685
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,200	$10,685

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

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

Item 16.   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Antonio Treminio	January 11, 2018
Antonio Treminio, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Antonio Treminio	January 11, 2018
Antonio Treminio, Chief Executive Officer	Date