Form 10-Q
period 2017-12-31
Alternative Investment Corp
filed 2018-02-21
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

(917) 480-1169

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

As of February 16, 2018, the registrant had 172,976 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

(Unaudited)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$109,199	$10,396
Due from Fingi	56,502	56,502
Miscellaneous receivable other	14,050	61
Interest receivable!	3,508	27,654
Prepaid expenses	-	406
Investment in commercial paper, net allowance for doubtful recovery	-	100,000
Total current assets	$183,259	$195,019
Total assets	$183,259	$195,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	85,439	49,037
Accrued expense	1,508	-
Deferred interest income	4,536	-
Loan payable, short-term	163,000	145,000
Accrued interest	22,783	17,155
Amount due to shareholder	311,973	311,973
Total liabilities	$589,239	$523,165

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 172,976 shares issued and 172,775 outstanding at December 31, 2017 and September 30, 2017	173	173
Additional paid-in capital	472,086	472,086
Common stock issuable	574,975	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,453,134)	(1,375,300)
Total stockholders' deficit	(405,980)	(328,146)
Total liabilities and stockholders' deficit	$183,259	$195,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2017	2016

Revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	58,904	107,296
Professional fees	18,000	6,500
Total operating expenses	76,904	113,796

Loss from operations	(76,904)	(113,796)

Other income (expense):
Interest income	4,698	4,544
Interest expense	(5,628)	(2,418)
Forfeiture of acquisition deposit	-	(310,000)
Total other income (expense)	(930)	(307,874)

Loss before income taxes	$(77,834)	$(421,670)

Provision for income taxes	-	-

Net loss	$(77,834)	$(421,670)

Net loss per share - basic and diluted	$(0.45)	$(2.44)

Weighted average number of shares outstanding - Basic and Diluted	172,775	172,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	For the three months ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(77,834)	$(421,670)
Adjustments to reconcile net loss to net cash used in operations:
Forfeiture of acquisition deposit	-	310,000
Changes in operating assets and liabilities:
Interest receivable	(4,478)	(4,544)
Credit card payable	-	10,043
Accounts payable	36,402	22,336
Miscellaneous receivable	(13,989)	-
Deferred revenue	4,536	-
Interest payable	5,628	-
Accrued expenses	1,508	-
Prepaids and deposits	406	-
Due to Fess	-	35,120
Net cash used in operating activities	(47,821)	(48,715)

Cash flows from investing activities:
Acquisition deposit	-	(20,000)
Due (to) from Fingi	-	12,450
Repayment of commercial paper investment	100,000	-
Repayment of commercial paper interest	28,624	-
Net cash from (used in) investing activities	128,624	(7,550)

Cash flows from financing activities:
Proceeds from issuance of notes payable	18,000	-
Payments on notes payable	-	2,341
Proceeds from loans from shareholder	-	10,000
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	18,000	12,341

Net (decrease) increase in cash	98,803	(43,924)
Cash and cash equivalents at beginning of year	10,396	47,428
Cash and cash equivalents at end of year	$109,199	$3,504

Supplemental disclosure of cash flow information:
Cash interest received	$33,160	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2017 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Organization

Alternative Investment Corporation (the "Company") was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation. The principal business of the Company was its web-based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders. On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 575,000 shares of the Company’s outstanding common stock for $205,750. Also, on July 23, 2010, CIL purchased 122,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders. As a result of the change in control, CIL owned a total of 697,000 shares of the Company’s common stock representing 91.54%.

On May 10, 2012, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Paradigm Resource Management Corporation.

On September 10, 2012, CIL contributed 600,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 97,000 shares of the Company’s common stock representing 56% of the outstanding shares.

On July 24, 2013, the Company entered into an agreement with AMSA Development Technology Co Ltd (“AMSA”) to acquire 402,300 shares of TOSS Plasma Technologies Ltd. (“TPT”) previously held by AMSA in exchange for 17,933 shares of its common stock. The 402,300 shares of TPT represent 10.1% of TPT’s outstanding common stock. The agreement also provided AMSA the option to acquire an additional 22,417 shares of the Company’s common stock and provided the Company an option to acquire an additional 402,300 shares of TPT common stock from AMSA.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Organization (Continued)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $77,834 and $421,670 for the three months ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of $1,453,134. The Company had stockholders’ deficit of $405,980 At December 31, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and September 30, 2017, the Company had no cash equivalents.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  At December 31, 2017, the Company has accounts payable of $85,439.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  For the three months ended December 31, 2017 and 2016, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and we are currently assessing the impact this standard will have on the Company's financial statements.  The Company is currently party to a long-term lease that is being considered relative to the adoption of this standard (See NOTE 5).

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's condensed consolidated unaudited financial statements as of December 31, 2017.

NOTE 4 – LOAN RECEIVABLE

On January 18, 2017, the Company issued a loan to B&B Inc. in the amount of $11,000 at annual rate of eight percent (8%) and is due on July 18, 2018. Accrued interest at December 31, 2017 and September 30, 2017 was $835 and $615, respectively. As of December 31, 2017 and September 30, 2017, the Company has fully reserved this loan and accrued interest as doubtful to be collected.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 5 – RELATED PARTIES

As of December 31, 2017, and September 30, 2017, $311,973 was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at imputed interest rate of 3% and reflected as interest expense and as accrued interest in the amount of $11,656 in the three months ended December 31, 2017.

On April 1, 2016, the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016.  Additionally, Fingi Inc. had net related advances to the Company in the amount of $6,502.  The note remained in default until November 8, 2017, when the Company entered into an amendment agreement on this note to extend the maturity date to June 30, 2018.  At December 31, 2017, accrued interest receivable was $3,508.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the three months ended December 31, 2017, amount due for rent was $5,684 per month. Total rent and utilities expenses amounted to $19,302. The rent due under expense sharing agreement for future periods is as follows:

For the fiscal year ended September 30,
2018	$52,174
2019	71,302
2020	73,441
2021	37,263
Total	$234,180

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of December 31, 2017 and September 30, 2017, the Company had a liability due to its Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $2,000 and $6,000, respectively.  The amount was reflected in accounts payable on the Company’s financial statements.  Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.

NOTE 6 – ACQUISITION DEPOSIT

Effective April 1, 2016, the Company entered into a Shareholders’ Agreement (the “Agreement”) with Basil and Barns, Inc., a New York corporation incorporated on February 2, 2016, (“B&B Inc.”), Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC to acquire 55% of the outstanding common shares of B&B Inc. Under the Agreement, the Company was to invest $1,400,000 including a $600,000 capital contribution for its 55% interest in B&B Inc., a $500,000 3-year loan at 7% interest per annum, and $300,000 line of credit. The Company also agreed to provide up to an additional $1,800,000 of asset-based loans for purchases of new assets as required. B&B Inc. is to acquire 110 acres of land in Bethel, NY which is to be developed into a hotel property. Financial statements or pro-forma financial statements have not been provided herein as B&B Inc. was formed on February 2, 2016 and has no assets or liabilities.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 7 – LOANS AND NOTES PAYABLE

Notes payable to companies consisted of the following as of:

	December 31, 2017	September 30, 2017
B&B Capital (a)	$50,000	$50,000
Fess Group Holdings LLC (b)	35,000	35,000
Fess Group Holdings LLC (c)	4,000	4,000
Fess Group Holdings LLC (d)	35,000	35,000
Fess Group Holdings LLC (e)	7,000	7,000
Fess Group Holdings LLC (f)	5,000	5,000
JIFM LLC (g)	9,000	9,000
JIFM LLC (h)	17,500	-
Loan from individual (i)	500	-
Total notes payable	$163,000	$145,000
Less - current portion of these notes	(163,000)	(145,000)
Total notes payable	$-	$-

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount $50,000.  The loan had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  As of December 31, 2017, this note had accrued interest of $3,660.

(b) On November 30, 2016, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  As of December 31, 2017, this note had accrued interest of $3,038.

(c) On January 3, 2017, the Company entered into a six-month 8% loan agreement in the amount of $4,000. The loan had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  As of December 31, 2017, this note had accrued interest of $317.

(d) On January 17, 2017, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  As of December 31, 2017, this note had accrued interest of $2,670.

(e) On January 19, 2017, the Company entered into a six-month 8% loan agreement in the amount of $7,000. The loan had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  As of December 31, 2017, this note had accrued interest of $531.

(f) On January 23, 2017, the Company entered into a six-month 8% loan agreement in the amount of $5,000. The loan had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  As of December 31, 2017, this note had accrued interest of $375.

(g) On September 1, 2017, the Company entered into a loan agreement with JIFM LLC.  The loans will be treated as a line of credit bearing 8% interest and each drawdown will have a one-year term.  The drawdowns will carry a default interest rate of lower of 1.5% per month or the maximum interest rate allowable by law.  The initial drawdown in the amount of $9,000 and was funded on September 29, 2017.  At December 31, 2017, accrued interest on this note was $183.

(h) On October 30, 2017, the Company received a loan advance pursuant to a loan agreement with JIFM LLC dated September 1, 2017 (see g above).  The amount of the advance was $17,500. At December 31, 2017, accrued interest was $353.

(i) On December 22, 2017, a consultant deposited $500 on behalf of the Company in the Company’s main operating account.  This short-term advance was treated as an interest free loan and it was paid back February 9, 2018.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 8 – INVESTMENT IN COMMERCIAL PAPER

On June 8, 2015 and July 3, 2015, respectively, the Company invested into two $100,000 two-year convertible bonds from Bullion Japan Inc. each of those two days for a total investment of $200,000. The bonds matured July 3, 2017 and June 8, 2017, respectively, earning interest at eight percent (8%) per annum paid quarterly, and are convertible into common stock of Bullion Japan Inc. at the Company’s option any time prior to the maturity date at a price of JPY ¥8,035 ($6.46) per share.

On December 15, 2017, the Company entered into a memorandum of agreement to extend maturity date of the July 3, 2015 bond to March 30, 2018.  The same terms as the original agreement will prevail and the Company will continue to accrue interest.  As of December 31, 2017, the Company has recorded an allowance for the unrecoverability of this investment in the amount of $100,000.

On December 28, 2017, Bullion Japan paid accrued interest through December 31, 2017 in the amount of $33,160.  Bullion Japan Inc. further paid the principal of $100,000 relative to the June 8, 2015 note on that same day.  Upon payment accrued interest was $28,624.  As a result of this payment in excess of accrued interest the Company recorded deferred interest revenue in the amount of $4,356.  At December 31, 2017, deferred interest revenue was $4,356.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of each of the three months and year ended December 31, 2017 and September 30, 2017, the Company had 172,979 shares of Common Stock issued, and 172,775 shares outstanding.

On December 8, 2017, the Company filed for a 50:1 reverse stock split with the Secretary of State of Nevada. These presented financial statements and accompanying notes are presented reflective of this stock split as post stock-split adjusted numbers.

During the year ended September 30, 2016, the Company received $574,975 of subscriptions for the purchase of common shares. As the shares had not been issued as of December 31, 2017, the $574,975 balance is included in common stock issuable in the balance sheet at December 31, 2017.

No shares were issued during the three months ended December 31, 2017.

NOTE 10 – INCOME TAXES

No provision was made for income taxes for the three months and year ended December 31, 2017 and September 30, 2017 as the Company had incurred net losses for tax purposes of $610,083 and $233,273, respectively.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

Deferred income tax assets:	December 31, 2017	September 30, 2017
Net operating loss carry forwards	$283,500	$262,500
Valuation allowance	(283,500)	(262,500)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $21,000 and $123,500 for the three months and year ended December 31, 2017 and 2016, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the three months ended December 31, 2017 and 2016. At December 31, 2017, the Company has net operating loss carry forwards of approximately $1,250,000 which expire commencing 2037. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

NOTE 10 – INCOME TAXES (CONTINUED)

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%.  Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. The Company anticipates its effective tax rate to be 28% to 30%, excluding the one-time impact of the TCJA for fiscal 2018 primarily due to the reduction in the federal tax rate. The Company’s actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions. Due to the timing of enactment and complexity of the TCJA, the Company is unable to estimate a reasonable range of the one-time impact associated with mandatory repatriation, re-measurement of deferred taxes and other provisions of the TCJA.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2017 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2017, the Company has not filed any tax returns. As of December 31, 2017, tax years 2007 through 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued and has found the following transactions or events requiring disclosure.

On January 24, 2018, the Company repaid $6,000 in principal on the September 1, 2017, loan agreement with JIFM LLC.  The loans are treated as a line of credit bearing 8% interest (See NOTE 7).

On February 9, 2018 the Company repaid a zero interest short-term advance from December 22, 2017 (See NOTE 7).

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in our subsequent filings with the Securities and Exchange Commission

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended September 30, 2017 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

Company Overview

Alternative Investment Corporation (the "Company") was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation.  The principal business of the Company was its web-based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

On July 23, 2010, the Company experienced a change in control. Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders. On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 28,750,000 shares of the Company’s outstanding common stock for $205,750. Also, on July 23, 2010, CIL purchased 6,100,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders. As a result of the change in control, CIL owned a total of 34,850,000 shares of the Company’s common stock representing 91.54%.

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

Results of Operations

For the Three Months Ended December 31, 2017 and 2016

Revenues

The Company had no revenue for the three months ended December 31, 2017 and 2016.

Operating Expenses

For the three months ended December 31, 2017 total operating expenses were $58,904 compared to $107,296 for the three months ended December 31, 2016 resulting in a decrease of $48,392. The decrease in operating expense is primarily a result of a decrease of consulting fees related to the advisory of management.

Professional fees

For the three months ended December 31, 2017 total professional fees were $18,000 compared to $6,500 for the three months ended December 31, 2016 resulting in an increase of $11,500. The increase in professional fees primarily relates to increases in legal and accounting fees.

Other income (expense)

For the three months ended December 31, 2017 total other expense was $930 compared to $307,874 for the same period in the prior year.  The large other expense in the prior year was due to an expense for a forfeiture of an acquisition deposit of $310,000 related to an Agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC, offset by $3,210 less interest expense for the three months ended December 31, 2016

Net loss

Our net loss to shareholders for the three months ended December 31, 2017 and 2016 was $77,834 and $421,670, respectively.  The large decrease in net loss was due to a large other expense in the prior year was due to an expense for a forfeiture of an acquisition deposit of $310,000 related to an Agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC as well as a decrease in contractor fees slightly offset by higher legal and accounting fees.

Liquidity and Capital Resources

Overview

As of December 31, 2017 and September 30, 2017, the Company cash of $109,199 and $10,396 and a deficit in working capital of $405,980 and $328,146, respectively. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Three Months Ended December 31, 2017 compared to the Three Months ended December 31, 2016

We used cash for operating activities of $47,821 and $48,715 for the three months ended December 31, 2017, and 2016, respectively. The elements of cash flow used in operations for the three months ended December 31, 2017 included a net loss of $77,834, increase in interest and miscellaneous receivables of $18,467, offset by an increase in accounts payable and other accruals of $43,538, an increase in deferred revenue $4,536 as well as a reduction in prepaid expenses in the amount of $406. The elements of cash flow used in operations for the three months ended December 31, 2016 included a net loss of $421,670, forfeiture of an acquisition deposit of $310,000, increase in interest receivable of 4,544, offset by an increase in accounts payable of 22,336, an increase in credit card payable of 10,043, an increase in amounts due to related parties of 35,120.

We received principal re-payment of $100,000 and accrued interest re-payment of $28,624 from the investment in commercial paper during the three months ended December 31, 2017.  We used cash in investing activities of $20,000 for a deposit on a potential acquisition during the three months ended December 31, 2016, offset by a decrease in the amount due from Fingi of 12,450.

Cash provided by financing activities was $18,000 from the issuance of a note payable for the three months ended December 31, 2017 compared to $12,341 provided for the same period in the previous year. The financing activities for the three months ended December 31, 2016 consisted of $2,341 in interest accrued on notes payable in addition to an increase of $10,000 due to shareholders.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently only have one small arrangements with JIFM LLC as way to obtain any operating capital.  We have no other arrangements or understandings to obtain funds through bank loans, lines of credit or any other sources. Since we have no other arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2017 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended September 30, 2017, included in our Annual Report on Form 10-K as filed on January 11, 2018, for a discussion of our critical accounting policies and estimates.

Contractual Obligations

The Company is party to a long-term sub-lease agreement relative to its current office space in New York, NY.  The current agreement expires March 31, 2021. Average monthly base-rent under this agreement is $6,005.  Total expense for base rent through the remainder of the contract is $234,180 plus utilities and other shared expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  As of February 19, 2018, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended December 31, 2017.

Item 3.  Defaults Upon Senior Securities.

On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount $50,000.  The loan had a maturity date of July 31, 2017.  Since this note is still outstanding, it is currently in default.  The Company is currently trying to cure the default under this note.

On November 30, 2016, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of May 30, 2017.  Since this note is still outstanding, it is currently in default.  The Company is currently trying to cure the default under this note.

On January 3, 2017, the Company entered into a six-month 8% loan agreement in the amount of $4,000. The loan had a maturity date of July 3, 2017.  Since this note is still outstanding, it is currently in default.  The Company is currently trying to cure the default under this note.

On January 17, 2017, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of July 17, 2017.  Since this note is still outstanding, it is currently in default.  The Company is currently trying to cure the default under this note.

On January 19, 2017, the Company entered into a six-month 8% loan agreement in the amount of $7,000. The loan had a maturity date of July 19, 2017.  Since this note is still outstanding, it is currently in default.  The Company is currently trying to cure the default under this note.

On January 23, 2017, the Company entered into a six-month 8% loan agreement in the amount of $5,000. The loan had a maturity date of July 23, 2017.  Since this note is still outstanding, it is currently in default.  The Company is currently trying to cure the default under this note.

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

Date: February 20, 2018	By:	/s/ Antonio Treminio
Antonio Treminio
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)