Form 10-Q
period 2018-03-31
Alternative Investment Corp
filed 2018-05-21
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 18, 2018, the registrant had 172,976 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

(Unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$47,818	$10,396
Due from Fingi	56,509	56,502
Miscellaneous receivable other	16,102	61
Interest receivable	4,321	27,654
Prepaid expenses	248	406
Investment in commercial paper, net allowance for doubtful recovery	-	100,000
Total current assets	$124,998	$195,019
Total assets	$124,998	$195,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$89,701	$49,037
Accrued expense	25,181	-
Deferred interest income	514	-
Loan payable, short-term (including related party loans of $86,000)	150,500	145,000
Accrued interest	14,080	17,155
Amount due to shareholder	311,973	311,973
Total liabilities	591,949	523,165

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 172,976 shares issued and 172,775 outstanding at March 31, 2018 and September 30, 2017	173	173
Additional paid-in capital	486,042	472,086
Common stock issuable	574,975	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,528,061)	(1,375,300)
Total stockholders' deficit	$(466,951)	$(328,146)
Total liabilities and stockholders' deficit	$124,998	$195,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	62,878	34,577	121,782	141,923
Professional fees	11,850	23,444	29,850	29,944
Total operating expenses	74,728	58,021	151,632	171,867

Loss from operations	(74,728)	(58,021)	(151,632)	(171,867)

Other income (expense):
Interest income	5,055	4,608	9,753	9,153
Interest expense	(5,254)	(4,965)	(10,882)	(7,384)
Forfeiture of acquisition deposit	-	-	-	(310,000)
Total other income (expense)	(199)	(357)	(1,129)	(308,231)

Loss before income taxes	$(74,927)	$(58,378)	$(152,761)	$(480,098)

Provision for income taxes	-	-	-	-

Net loss	$(74,927)	$(58,378)	$(152,761)	$(480,098)

Net loss per share – basic and diluted	$(0.43)	$(0.34)	$(0.88)	$(2.78)

Weighted average number of shares outstanding - Basic and Diluted	172,775	172,775	172,775	172,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	For the six months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(152,761)	$(480,098)
Adjustments to reconcile net loss to net cash used in operations:
Forfeiture of acquisition deposit	-	310,000
Noncash imputed interest credited as additional paid in capital	13,956	-
Changes in operating assets and liabilities:
Interest accrued on amounts due to shareholder	-	4,684
Interest receivable	23,333	(9,153)
Credit card payable	-	20
Accrued interest	-	2,320
Accounts payable	40,664	(27,004)
Miscellaneous receivable	(16,041)	-
Deferred revenue	514	-
Interest payable	(3,075)	-
Accrued expenses	25,181	(6,380)
Prepaids and deposits	158	(1,219)
Due to/from related party	(7)	-
Net cash used in operating activities	(68,078)	(206,830)

Cash flows from investing activities:
Acquisition deposit	-	30,000
Repayment of commercial paper investment	100,000	-
Net cash from investing activities	100,000	30,000

Cash flows from financing activities:
Proceeds from issuance of loan payable - Fess	-	82,000
Proceeds from issuance of notes payable	18,000	-
Proceeds from Fingi	-	6,950
Repayments on notes payable	(12,500)	-
Proceeds from loans from shareholder	-	15,756
Payments to shareholders	-	(5,756)
Payments on loan receivable - B&B Capital	-	(11,000)
Proceeds from loan payable - B&B Capital	-	54,000
Net cash provided by financing activities	5,500	141,950

Net (decrease) increase in cash	37,422	(34,880)
Cash and cash equivalents at beginning of year	10,396	47,428
Cash and cash equivalents at end of year	$47,818	$12,548

Supplemental disclosure of cash flow information:
Imputed interest classified as additional paid in capital	$13,957	$-
Cash paid for interest	$-	$380

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $152,761 and $480,098 for the six months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of $1,528,061. The Company had stockholders’ deficit of $466,951. At March 31, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents. At March 31, 2018 and September 30, 2017, the Company had no cash equivalents.

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

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  At March 31, 2018, the Company has accounts payable of $89,701.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  For the three and six months ended March 31, 2018 and 2017, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's condensed consolidated unaudited financial statements as of March 31, 2018.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 4 – LOAN RECEIVABLE

On January 18, 2017, the Company issued a loan to B&B Inc. in the amount of $11,000 at annual rate of eight percent (8%) and is due on July 18, 2018. Accrued interest at March 31, 2018 and September 30, 2017 was $1,055 and $615, respectively. As of March 31, 2018 and September 30, 2017, the Company has fully reserved this loan and accrued interest as doubtful to be collected.

NOTE 5 – RELATED PARTIES

As of March 31, 2018 and September 30, 2017, $311,973 was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $4,653 and $9,304 six months and year ended March 31, 2018 and September 30, 2017, respectively.

On April 1, 2016, the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016.  Additionally, Fingi Inc. had net related advances to the Company in the amount of $6,509 at March 31, 2018.  The note remained in default until November 8, 2017, when the Company entered into an amendment agreement on this note to extend the maturity date to June 30, 2018.  At March 31, 2018 and September 30, 2017, accrued interest receivable was $4,008 and $3,008.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the three and six months ended March 31, 2018, amount due for rent was $5,684 per month. Total rent and utilities expenses amounted to $16,867 and $36,169. The rent due under expense sharing agreement for future periods is as follows:

For the fiscal year ended September 30,
2018	$35,124
2019	71,302
2020	73,441
2021	37,263
Total	$217,130

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of March 31, 2018 and September 30, 2017, the Company had a liability due to its Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $2,000 and $6,000, respectively.  The amount was reflected in accounts payable on the Company’s financial statements.  Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.

On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding loans with were transferred to Canton Investments, Ltd.  (See NOTE 7).

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 6 – ACQUISITION DEPOSIT (CONTINUED)

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

NOTE 7 – LOANS AND NOTES PAYABLE

Notes payable to companies consisted of the following as of:

	March 31, 2018	September 30, 2017
B&B Capital (a)	$50,000	$50,000
Canton Investments, Ltd. (b)	35,000	35,000
Canton Investments, Ltd. (c)	4,000	4,000
Canton Investments, Ltd. (d)	35,000	35,000
Canton Investments, Ltd. (e)	7,000	7,000
Canton Investments, Ltd. (f)	5,000	5,000
JIFM LLC (g)	9,000	9,000
JIFM LLC (h)	14,500	-
Loan from individual (i)	-	-
Total notes payable	$150,500	$145,000
Less - current portion of these notes	(150,500)	(145,000)
Total notes payable	$-	$-

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount $50,000.  The loan had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  As of March 31, 2018, this note had accrued interest of $4,647.

(b) On November 30, 2016, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding loans with were transferred to Canton Investments, Ltd.  As of March 31, 2018, this note had accrued interest of $3,728.

(c) On January 3, 2017, the Company entered into a six-month 8% loan agreement in the amount of $4,000. The loan had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding loans with were transferred to Canton Investments, Ltd.  As of March 31, 2018, this note had accrued interest of $396.

(d) On January 17, 2017, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The loan had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding loans with were transferred to Canton Investments, Ltd.  As of March 31, 2018, this note had accrued interest of $3,360.

(e) On January 19, 2017, the Company entered into a six-month 8% loan agreement in the amount of $7,000. The loan had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding loans with were transferred to Canton Investments, Ltd.  As of March 31, 2018, this note had accrued interest of $669.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 7 – LOANS AND NOTES PAYABLE (CONTINUED)

(f) On January 23, 2017, the Company entered into a six-month 8% loan agreement in the amount of $5,000. The loan had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding loans with were transferred to Canton Investments, Ltd.  As of March 31, 2018, this note had accrued interest of $473.

(g) On September 1, 2017, the Company entered into a loan agreement with JIFM LLC.  The loans will be treated as a line of credit bearing 8% interest and each drawdown will have a one-year term.  The drawdowns will carry a default interest rate of lower of 1.5% per month or the maximum interest rate allowable by law.  The initial drawdown in the amount of $9,000 and was funded on September 29, 2017.  On January 12, 2018 the Company paid $9,000 towards this advance.  At March 31, 2018, accrued interest on this note was $247.

(h) On October 30, 2017, the Company received a loan advance pursuant to a loan agreement with JIFM LLC dated September 1, 2017 (see g above).  The amount of the advance was $17,500. On January 12, 2018, the Company paid $3,000 towards this loan. At March 31, 2018, accrued interest was $560.

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

On December 15, 2017, the Company entered into a memorandum of agreement to extend maturity date of the July 3, 2015 bond to March 30, 2018.  The same terms as the original agreement will prevail and the Company will continue to accrue interest.  As of March 31, 2018, the Company has recorded an allowance for the unrecoverability of this investment in the amount of $100,000.

On December 28, 2017, Bullion Japan paid accrued interest through April 2018 in the amount of $33,160.  Bullion Japan Inc. further paid the principal of $100,000 relative to the June 8, 2015 note on that same day.  Upon payment accrued interest was $28,624.  As a result of this payment in excess of accrued interest the Company recorded deferred interest revenue in the amount of $4,356.  At March 31, 2018, deferred interest revenue was $514.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of each of the six months and year ended March 31, 2018 and September 30, 2017, the Company had 172,976 shares of Common Stock issued, and 172,775 shares outstanding.

On December 8, 2017, the Company filed for a 50:1 reverse stock split with the Secretary of State of Nevada. These presented financial statements and accompanying notes are presented reflective of this stock split as post stock-split adjusted numbers.

During the year ended September 30, 2016, the Company received $574,975 of subscriptions for the purchase of common shares. As the shares had not been issued as of March 31, 2018, the $574,975 balance is included in common stock issuable in the balance sheet at March 31, 2018.

No shares were issued during the six months ended March 31, 2018.

NOTE 10 – INCOME TAXES

No provision was made for income taxes for the six months and year ended March 31, 2018 and September 30, 2017 as the Company had incurred net losses for tax purposes of $152,761 and $610,083, respectively.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 10 – INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

Deferred income tax assets:	March 31, 2018	September 30, 2017
Net operating loss carry forwards	$298,200	$262,500
Valuation allowance	(298,200)	(262,500)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $35,700 and $123,500 for the six months and year ended March 31, 2018 and September 30, 2017, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the three and six months ended March 31, 2018 and 2017. At March 31, 2018, the Company has net operating loss carry forwards of approximately $1,420,000 which expire commencing 2037. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through March 31, 2018 but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of March 31, 2018, the Company has not filed any tax returns. As of March 31, 2018, tax years 2007 through 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued and has not found any transactions or events requiring disclosure.

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

Results of Operations

For the three and six months Ended March 31, 2018 and 2017

Revenues

The Company had no revenue for the three and six months ended March 31, 2018 and 2017.

General and administrative expenses

For the three months ended March 31, 2018 total operating expenses were $62,878 compared to $34,577 for the three months ended March 31, 2017 resulting in an increase of $28,301. The increase in operating expense is primarily a result of consulting fees related to the advisory of management.

For the six months ended March 31, 2018 total operating expenses were $121,782 compared to $141,923 for the six months ended March 31, 2017 resulting in a decrease of $20,141. The decrease in operating expense is primarily a result of a decrease of consulting fees related to the advisory of management.

Professional fees

For the three months ended March 31, 2018 total professional fees were $11,850 compared to $23,444 for the three months ended March 31, 2017 resulting in a decrease of $11,594. The decrease in professional fees primarily relates to lower accounting and audit fees offset by higher legal fees.

Professional fees for the six months ended March 31, 2018 total were $29,850 compared to $29,944 for the six months ended March 31, 2017 which was virtually unchanged.

Other income (expense)

For the three months ended March 31, 2018 total other expense was $199 compared to $357 for the same period in the prior year.

For the six months ended March 31, 2018 total other expense was $1,129 compared to $308,231 for the same period in the prior year.  The large other expense in the prior year was due to an expense for a forfeiture of an acquisition deposit of $310,000 related to an Agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC, offset by $3,498 less interest expense for the six months ended March 31, 2017.

Net loss

Our net loss to shareholders for the three months ended March 31, 2018 and 2017 was $74,927 and $58,378, respectively.  The increase in net loss was due to a result of consulting fees related to the advisory of management offset by lower accounting and audit fees.

Our net loss to shareholders for the six months ended March 31, 2018 and 2017 was $152,761 and $480,098, respectively.  The large decrease in net loss was due to a large other expense in the prior year was due to an expense for a forfeiture of an acquisition deposit of $310,000 related to an Agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC as well as a decrease in contractor fees slightly offset by higher legal and accounting fees.

Liquidity and Capital Resources

Overview

As of March 31, 2018, and September 30, 2017, the Company cash of $47,818 and $10,396 and a deficit in working capital of $466,951 and $328,146, respectively. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Six Months Ended March 31, 2018 compared to the Six Months ended March 31, 2017

We used cash for operating activities of $68,078 and $206,830 for the six months ended March 31, 2018, and 2017, respectively. The elements of cash flow used in operations for the six months ended March 31, 2018 included a net loss of $152,761, decrease in interest and miscellaneous receivables of $7,292, offset by an increase in accounts payable and other accruals of $62,770, an increase in deferred revenue $514 as well as a reduction in prepaid expenses in the amount of $158. The elements of cash flow used in operations for the six months ended March 31, 2017 included a net loss of $480,098, forfeiture of an acquisition deposit of $310,000, an increase in interest receivable of $9,153, offset by a decrease in accounts payable of $27,004.

We received principal re-payment of $100,000 and accrued interest re-payment of $33,160 from the investment in commercial paper during the six months ended March 31, 2018.  We received cash in investing activities of $30,000 for the return of a deposit on a potential acquisition during the six months ended March 31, 2017.

Cash provided by financing activities was $18,000 from the issuance of a note payable offset by $12,500 repayments on notes payable for the six months ended March 31, 2018 compared to $141,950 provided for the same period in the previous year. The financing activities for the six months ended March 31, 2017 consisted of $158,706 from proceeds from loans offset by $16,756 in repayments.

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

Contractual Obligations

The Company is party to a long-term sub-lease agreement relative to its current office space in New York, NY.  The current agreement expires March 31, 2021. Average monthly base-rent under this agreement is $6,031.  Total expense for base rent through the remainder of the contract is $217,130 plus utilities and other shared expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  As of May 14, 2018, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2018.

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

Date: May 21, 2018	By:	/s/ Antonio Treminio
Antonio Treminio
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)