Form 10-Q
period 2018-06-30
Alternative Investment Corp
filed 2018-08-20
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 17, 2018, the registrant had 432,192 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

(Unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,229	$10,396
Due from Fingi	-	56,502
Miscellaneous receivable other	532	61
Interest receivable	-	27,654
Prepaid expenses	248	406
Investment in commercial paper, net allowance for doubtful recovery	-	100,000
Total current assets	7,009	195,019
Total assets	$7,009	$195,019

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$155,421	$49,037
Accrued expense	16,682	-
Loan payable, short-term	136,000	145,000
Accrued interest	16,884	17,155
Amount due to shareholder	231,973	311,973
Current liabilities	556,960	523,165
Total liabilities	556,960	523,165

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 173,058 shares issued and 172,857 outstanding at June 30, 2018 and September 30, 2017	173	173
Additional paid-in capital	404,653	472,086
Common stock issuable	785,225	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,739,922)	(1,375,300)
Total stockholders' deficit	(549,951)	(328,146)
Total liabilities and stockholders' deficit	$7,009	$195,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	186,427	11,392	308,209	153,314
Professional fees	8,288	1,963	38,138	31,907
Total operating expenses	194,715	13,355	346,347	185,221

Loss from operations	(194,715)	(13,355)	(346,347)	(185,221)

Other income (expense):
Interest income	2,889	4,729	12,642	13,881
Interest expense	(4,531)	(5,125)	(15,413)	(12,508)
Forfeiture of acquisition deposit	-	-	-	(310,000)
Loss from uncollectability	(15,504)	-	(15,504)	-
Total other income (expense)	(17,146)	(396)	(18,275)	(308,627)

Loss before income taxes	$(211,861)	$(13,751)	$(364,622)	$(493,848)

Provision for income taxes	-	-	-	-

Net loss	$(211,861)	$(13,751)	$(364,622)	$(493,848)

Net loss per share - basic and diluted	$(1.23)	$-	$(2.11)	$(2.86)

Weighted average number of shares outstanding - Basic and Diluted	172,857	172,857	172,857	172,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(364,622)	$(493,848)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	33,150	-
Accretion of beneficial conversion feature as interest	-	7,096
Forfeiture of acquisition deposit	-	310,000
Loss due to uncollectability of debt	15,504	-
Imputed interest on shareholder loan	6,379	-
Changes in operating assets and liabilities:
Interest receivable	21,176	(13,882)
Credit card payable	-	20
Accounts payable	181,384	(17,341)
Miscellaneous receivable	(14,012)	-
Interest payable	9,034	5,033
Accrued expenses	16,682	(12,484)
Prepaids and deposits	158	(813)
Net cash used in operating activities	(95,167)	(216,219)

Cash flows from investing activities:
Acquisition deposit	-	30,000
Due from Fingi, Inc and other related parties	-	56,502
Repayment of commercial paper investment	100,000	-
Net cash from (used in) investing activities	100,000	86,502

Cash flows from financing activities:
Proceeds from issuance of loan payable - Fess	-	82,000
Proceeds from issuance of notes payable	18,000	-
Issuance of notes receivable	-	(50,000)
Repayments on notes payable	(27,000)	-
Proceeds from loans from shareholder	-	10,000
Payments on loan receivable - B&B Capital	-	(11,000)
Proceeds from loan payable - B&B Capital	-	60,551
Net cash provided by financing activities	(9,000)	91,551

Net (decrease) increase in cash	(4,167)	(38,166)
Cash and cash equivalents at beginning of year	10,396	47,428
Cash and cash equivalents at end of year	$6,229	$9,262

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$380
Debt converted for stock to be issued	$155,000	$-
Related party forgiveness of debt classified as additional paid in capital	$61,017	$-
Stock issuable awarded as stock-based compensation	$22,100	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

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

On November 30, 2017, Mr. Daniel Otazo, Director, Chief Executive Officer and interim Chief Financial Officer, resigned. Mr. Otazo’s resignation was not a result of any disagreement with the Company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $364,622 and $493,848 for the nine months ended June 30, 2018 and 2017, respectively, and had an accumulated deficit of $1,739,922. The Company had stockholders’ deficit of $549,951. At June 30, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and September 30, 2017, the Company had no cash equivalents.

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

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  At June 30, 2018, the Company has accounts payable of $155,421.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  For the three and nine months ended June 30, 2018 and 2017, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

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

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's condensed consolidated unaudited financial statements as of June 30, 2018.

NOTE 4 – LOAN RECEIVABLE

On January 18, 2017, the Company issued a loan to B&B Inc. in the amount of $11,000 at annual rate of eight percent (8%) and is due on July 18, 2018. Accrued interest at June 30, 2018 and September 30, 2017 was $1,275 and $615, respectively. As of June 30, 2018 and September 30, 2017, the Company has fully reserved this loan and accrued interest as doubtful to be collected.

NOTE 5 – RELATED PARTIES

As of June 30, 2018 and September 30, 2017, $231,973 and $311,973, respectively, was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $6,379 and $9,304 for the nine months and year ended June 30, 2018 and September 30, 2017, respectively.  On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).  As of June 30, 2018, these shares were not issued and were reflected as common stock issuable in the Company’s financial statements.

On April 1, 2016, the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016.  Additionally, Fingi Inc. had net related advances to the Company in the amount of $6,509 at June 30, 2018.  The note remained in default until November 8, 2017, when the Company entered into an amendment agreement on this note to extend the maturity date to June 30, 2018.  At June 30, 2018 and September 30, 2017, accrued interest receivable was $4,508 and $3,008.  The Company does not believe that it will be able to recover these amounts due and they have been fully reserved for uncollectability and recorded as a capital distribution.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the three and nine months ended June 30, 2018, amount due for rent was $5,684 per month. Total rent and utilities expenses amounted to $18,481 and $54,421. The rent due under expense sharing agreement for future periods is as follows:

For the fiscal year ended September 30,
2018	$17,562
2019	71,302
2020	73,441
2021	37,263
Total	$199,568

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of June 30, 2018 and September 30, 2017, the Company had a liability due to its Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $2,000 and $6,000, respectively.  The amount was reflected in accounts payable on the Company’s financial statements.  Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 5 – RELATED PARTIES (CONTINUED)

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

NOTE 7 – LOANS AND NOTES PAYABLE

Notes payable to companies consisted of the following as of:

	June 30, 2018	September 30, 2017
Alternative Strategy Partners (a)	$50,000	$50,000
Canton Investments, Ltd. (b)	35,000	35,000
Canton Investments, Ltd. (c)	4,000	4,000
Canton Investments, Ltd. (d)	35,000	35,000
Canton Investments, Ltd. (e)	7,000	7,000
Canton Investments, Ltd. (f)	5,000	5,000
JIFM LLC (g)	-	9,000
JIFM LLC (h)	-	-
Loan from individual (i)	-	-
Total notes payable	$136,000	$145,000
Less - current portion of these notes	(136,000)	(145,000)
Total notes payable	$-	$-

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  As of June 30, 2018, this note had accrued interest of $5,644.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to Alternative Strategy Partners Pte. Ltd.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 7 – LOANS AND NOTES PAYABLE (CONTINUED)

(b) On November 30, 2016, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2018, this note had accrued interest of $4,426.

(c) On January 3, 2017, the Company entered into a six-month 8% loan agreement in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2018, this note had accrued interest of $476.

(d) On January 17, 2017, the Company entered into a six-month 8% loan agreement in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2018, this note had accrued interest of $4,058.

(e) On January 19, 2017, the Company entered into a six-month 8% loan agreement in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2018, this note had accrued interest of $809.

(f) On January 23, 2017, the Company entered into a six-month 8% loan agreement in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2018, this note had accrued interest of $573.

(g) On September 1, 2017, the Company entered into a loan agreement with JIFM LLC.  The loans will be treated as a line of credit bearing 8% interest and each drawdown will have a one-year term.  The drawdowns will carry a default interest rate of lower of 1.5% per month or the maximum interest rate allowable by law.  The initial drawdown in the amount of $9,000 and was funded on September 29, 2017.  During the six months ended March 31, 2018, the Company repaid the $9,000 advance.

(h) On October 30, 2017, the Company received a loan advance pursuant to a loan agreement with JIFM LLC dated September 1, 2017 (see g above).  The amount of the advance was $17,500. During the nine months ended June 30, 2018, the Company repaid the $17,500 balance of this loan.

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

On December 15, 2017, the Company entered into a memorandum of agreement to extend maturity date of the July 3, 2015 bond to March 30, 2018.  The same terms as the original agreement will prevail and the Company will continue to accrue interest.  As of June 30, 2018, the Company has recorded an allowance for the unrecoverability of this investment in the amount of $100,000.

On December 28, 2017, Bullion Japan paid accrued interest through April 2018 in the amount of $33,160.  Bullion Japan Inc. further paid the principal of $100,000 relative to the June 8, 2015 note on that same day.  Upon payment accrued interest was $28,624.  As a result of this payment in excess of accrued interest the Company recorded deferred interest revenue in the amount of $4,356.  At June 30, 2018 all deferred revenue was recognized.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of each of the nine months and year ended June 30, 2018 and September 30, 2017, the Company had 173,058 shares of Common Stock issued, and 172,857 shares outstanding.

On December 8, 2017, the Company filed for a 50:1 reverse stock split with the Secretary of State of Nevada. These presented financial statements and accompanying notes are presented reflective of this stock split as post stock-split adjusted numbers.

During the year ended September 30, 2016, the Company received $574,975 of subscriptions for the purchase of common shares. As the shares had not been issued as of June 30, 2018, the $574,975 balance is included in the total common stock issuable of $785,225 on the balance sheet at June 30, 2018.

Fiscal year 2017

No shares were issued during the year ended September 30, 2017.

Fiscal year 2018

During the nine months ended June 30, 2018, the Company received a conversion notice pursuant to an unsecured, non-interest bearing loan with no repayment date whereby the noteholder elected to convert $80,000 of the amount due into 94,118 common shares of the Company’s restricted stock ($0.85 per share).  As of June 30, 2018 these shares were not issued and were reflected as common stock issuable in the Company’s financial statements.

During the nine months ended June 30, 2018, the Company received a conversion notice pursuant to a direct payment, non-interest bearing arrangement with no repayment date, recorded in accounts payable on the Company’s condensed balance sheet, whereby the noteholder elected to convert $75,000 of the of the amount due into 88,235 common shares of the Company’s restricted stock ($0.85 per share).  As of June 30, 2018, these shares were not issued and were reflected as common stock issuable in the Company’s financial statements.

During the nine months ended June 30, 2018, the Company entered into or amended compensation agreements with two consultants and one employee to issue 65,000 common restricted shares of Company stock at a value of $55,250 ($0.85 per share).  As of June 30, 2018 these shares were not issued and were reflected as common stock issuable in the Company’s financial statements.

NOTE 10 – INCOME TAXES

No provision was made for income taxes for the nine months and year ended June 30, 2018 and September 30, 2017 as the Company had incurred net losses for tax purposes of $272,878 and $610,083, respectively.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

Deferred income tax assets:	30-Jun-18	30-Sep-17
Net operating loss carry forwards	$344,000	$425,000
TCJA Adjustment	–	(162,500)
Valuation allowance	(344,000)	(262,500)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $81,500 and $123,500 for the nine months and year ended June 30, 2018 and September 30, 2017, respectively.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 10 – INCOME TAXES (CONTINUED)

No provision for income taxes has been provided in these financial statements due to the net loss for the three and nine months ended June 30, 2018 and 2017. At June 30, 2018, the Company has net operating loss carry forwards of approximately $1,800,000 which will fully expire with the tax year ending September 30, 2037.  For tax years beginning after December 31, 2017, the carry-back option is no longer available and carry forward provisions are limited to eighty percent of taxable income but do not expire.  The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of June 30, 2018, the Company has not filed any tax returns. As of June 30, 2018, tax years 2007 through 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company issued 11,781 shares of its restricted common stock under previous securities purchase agreements, 65,000 having a value of $55,250 ($0.85 per share) to one employee and two key consultants and 94,118 were issued to its largest shareholder to convert $80,000 of debt ($0.85 per share) and 88,235 shares were issued to convert $75,000 of accounts payable ($0.85 per share).

On July 17, 2018, the Company entered into a binding Term Sheet (“the Agreement”) with Anew Biotechnology Inc., a private company (“ANEW”) to formulate a merger between the two. Under the terms of the Agreement, the parties shall enter into a merger agreement by way of share exchange or asset purchase whereby ANEW would be merged into a newly-formed subsidiary of the Company. The newly configured entity shall bear the name “Anew Biotechnology Inc.”. Upon execution of a definitive agreement, Dr. Joseph Sinkule the CEO of ANEW, shall be appointed as CEO, and ANEW shall appoint all other directors to the board.

Per the Agreement, the Company’s total outstanding debt will be converted into shares of common stock of the newly formed entity at a 33.33% discount of the new entity’s valuation. Should the Company file an S-1 Registration, (which is not obligatory) all newly issued shares of both entities, including the debt conversion shares and any transaction fee shares shall be included in said S-1.

The Agreement has certain conditions precedent to an executed Definitive Agreement, including satisfactory completion of due diligence within 45 days; absence of material adverse change in either party’s businesses, satisfactory completion of a contemplated capital raise; and obtaining any necessary regulatory approvals. If either party elects not to complete the proposed transaction, (outside of the conditions precedent) they must pay a cash penalty payment of $150,000.00 to the party opposite.

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

On November 30, 2017, Mr. Daniel Otazo, Director, Chief Executive Officer and interim Chief Financial Officer, resigned. Mr. Otazo’s resignation was not a result of any disagreement with the Company.

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

Results of Operations

For the three and nine months ended June 30, 2018 and 2017

Revenues

The Company had no revenue for the three and nine months ended June 30, 2018 and 2017.

General and administrative expenses

For the three months ended June 30, 2018 total operating expenses were $186,427 compared to $11,392 for the three months ended June 30, 2017 resulting in an increase of $175,035. The increase in operating expense is primarily a result of increased consulting fees of $101,500, stock-based compensation of $33,150 consulting fees, $12,000 of salaries and $12,000 in director fees.

For the nine months ended June 30, 2018 total operating expenses were $308,209 compared to $153,314 for the nine months ended June 30, 2017 resulting in an increase of $154,895.  The increase in operating expense is primarily a result of increased consulting fees of $101,500, stock-based compensation of $33,150 consulting fees, $12,000 of salaries and $12,000 in director fees.

Professional fees

For the three months ended June 30, 2018 total professional fees were $8,288 compared to $1,963 for the three months ended June 30, 2017 resulting in an increase of $6,325. The increase in professional fees primarily relates to higher accounting and audit fees.

For the nine months ended June 30, 2018 total professional fees were $38,138 compared to $31,907 for the nine months ended June 30, 2017 resulting in an increase of $6,231. The increase in professional fees primarily relates to higher accounting and audit fees.

Other income (expense)

For the three months ended June 30, 2018 total other expense was $17,146 compared to $396 for the same period in the prior year due to lower interest income due to the repayment of one of its bonds held.  Other expense mainly consisted of a loss due to uncollectability of receivables in the amount of $15,504.

For the nine months ended June 30, 2018 total other expense was $18,275 compared to $308,627 for the same period in the prior year.  The large other expense in the prior year was due to an expense for a forfeiture of an acquisition deposit of $310,000 related to an Agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC, offset by $1,239 less interest income for the nine months ended June 30, 2017.  Also, during the nine months ended June 30, 2017, other expense also included of a loss due to uncollectability of receivables in the amount of $15,504.

Net loss

Our net loss to shareholders for the three months ended June 30, 2018 and 2017 was $211,861 and $13,751, respectively.  The increase in net loss was due to an increase in operating expense is primarily a result of increased consulting fees of $101,500, stock-based compensation of $33,150, a loss due to uncollectability of receivables, including related party, in the amount of $15,504, $12,000 of salaries and $12,000 in director fees as well as higher professional fees relative to higher accounting and audit fees.

Our net loss to shareholders for the nine months ended June 30, 2018 and 2017 was $364,622 and $493,848, respectively.  The decrease in net loss was due to a large other expense in the prior year was due to an expense for a forfeiture of an acquisition deposit of $310,000 related to an Agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC, a current year loss due to uncollectability of receivables in the amount of $15,504, as well as a decrease in contractor fees slightly offset by higher consulting fees, stock-based compensation expense, salaries and professional fees.

Liquidity and Capital Resources

Overview

As of June 30, 2018, and September 30, 2017, the Company cash of $6,229 and $10,396 and a deficit in working capital of $549,951 and $328,146, respectively. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2018 compared to the Nine Months ended June 30, 2017

We used cash for operating activities of $95,167 and $216,219 for the nine months ended June 30, 2018, and 2017, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2018 included a net loss of $364,622, stock-based compensation expense of $33,150 in addition to an increase in accounts payable and other accruals of $207,100 and a loss due to uncollectability of receivables in the amount of $15,504. The elements of cash flow used in operations for the nine months ended June 30, 2017 included a net loss of $493,848, forfeiture of an acquisition deposit of $310,000, an increase in interest receivable of $13,882, offset by a decrease in accounts payable of $17,341.

We received principal re-payment of $100,000 during the nine months ended June 30, 2018.  We received cash in investing activities of $30,000 for the return of a deposit on a potential acquisition as well as $56,502 from a related party during the nine months ended June 30, 2017.

Cash used by financing activities was $27,000 repayments on notes payable offset by $18,000 from the issuance of a note payable for the nine months ended June 30, 2018 compared to $91,551 provided for the same period in the previous year. The financing activities for the nine months ended June 30, 2017 consisted of $152,551 from proceeds from loans offset by $11,000 in repayments and the issuance of a $50,000 note receivable.

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

Contractual Obligations

The Company is party to a long-term sub-lease agreement relative to its current office space in New York, NY.  The current agreement expires March 31, 2021. Average monthly base-rent under this agreement is $6,031.  Total expense for base rent through the remainder of the contract is $199,568 plus utilities and other shared expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  As of August 15, 2018, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2018, the Company received a conversion notice pursuant to an unsecured, non-interest bearing loan with no repayment date whereby the note holder elected to convert $80,000 of the of the amount due into 94,118 common shares of the Company’s restricted stock ($0.85 per share).

During the nine months ended June 30, 2018, the Company received a conversion notice pursuant to a direct payment, non-interest bearing arrangement with no repayment date, recorded as accounts payable in the Company’s condensed balance sheet, whereby the note holder elected to convert $75,000 of the of the amount due into 88,235 common shares of the Company’s restricted stock ($0.85 per share).  As of June 30, 2018, these shares were not issued and were reflected as common stock issuable in the Company’s financial statements.

During the nine months ended June 30, 2018, the Company entered into or amended compensation agreements with two consultants and one employee to issue 65,000 common restricted shares of Company stock at a value of $55,250 ($0.85 per share).

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On July 17, 2018, the Company entered into a binding Term Sheet (“the Agreement”) with Anew Biotechnology Inc., a private company (“ANEW”) to formulate a merger between the two. Under the terms of the Agreement, the parties shall enter into a merger agreement by way of share exchange or asset purchase whereby ANEW would be merged into a newly-formed subsidiary of the Company. The newly configured entity shall bear the name “Anew Biotechnology Inc.”. Upon execution of a definitive agreement, Dr. Joseph Sinkule the CEO of ANEW, shall be appointed as CEO, and ANEW shall appoint all other directors to the board.

Per the Agreement, the Company’s total outstanding debt will be converted into shares of common stock of the newly formed entity at a 33.33% discount of the new entity’s valuation. Should the Company file an S-1 Registration, (which is not obligatory) all newly issued shares of both entities, including the debt conversion shares and any transaction fee shares shall be included in said S-1.

The Agreement has certain conditions precedent to an executed Definitive Agreement, including satisfactory completion of due diligence within 45 days; absence of material adverse change in either party’s businesses, satisfactory completion of a contemplated capital raise; and obtaining any necessary regulatory approvals. If either party elects not to complete the proposed transaction, (outside of the conditions precedent) they must pay a cash penalty payment of $150,000.00 to the party opposite.

Item 6.  Exhibits

Exhibit 10.2	Consulting agreement with CEO, Antonio Treminio effective April 1, 2018
Exhibit 10.3	Debt conversion agreement with Canton Investments Ltd. effective April 3, 2018
Exhibit 10.4	Debt conversion agreement with Alternative Strategy Partners, Pte. Ltd. effective April 3, 2018
Exhibit 10.5	Loan assignment between Basil and Barnes Capital Inc. and Alternative Strategies Partners Pte. Ltd. effective June 15, 2018
Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2018	By:	/s/ Antonio Treminio
Antonio Treminio
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)