Form 10-K
period 2018-09-30
Alternative Investment Corp
filed 2019-01-15
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

As of March 31, 2018, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $35,856 based upon the closing price of $0.85 on the OTC Bulletin Board system. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 11, 2019, the registrant had 432,192 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

Item 1.  Business

General

Alternative Investment Corporation (the "Company", “AIKO”, “we”, “us” or “our”) was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation (“CDVC”) and was in the web based telecom services business in China. The Company's mission was to acquire, own and manage a portfolio of "technology", "media" and "telecommunication" assets in China.

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

On February 27, 2017, the Company entered into an agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original April 1, 2016 Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties. As of December 31, 2016, the Company recorded a forfeiture of the acquisition deposit of $310,000 in the accompanying statement of operations.

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

The Company is focused on new investment opportunities which lie in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments as well as other technologies in the biotech sector.  On July 17, 2018, Alternative Investments Corporation (AIKO) (the “Company”) entered into a binding Term Sheet (“the Agreement”) with Anew Biotechnology Inc., a private company (“ANEW”) to formulate a merger between the two. Under the terms of the Agreement, the parties shall enter into a merger agreement by way of share exchange or asset purchase whereby ANEW would be merged into a newly-formed subsidiary of the Company. The newly configured entity shall bear the name “Anew Biotechnology Inc.”. Upon execution of a Definitive Agreement, Dr. Joseph Sinkule the CEO of ANEW, shall be appointed as CEO, and ANEW shall appoint all other Directors to the Board.

On November 22, 2018, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than December 31, 2018.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before January 17, 2019.  Both parties continue to work together to close this deal and amend the agreement further to execute the agreement in the Company’s send fiscal quarter of the 2019 fiscal year.

On January 13, 2019, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than February 28, 2019.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before March 15, 2019.

Employees

As of September 30, 2018, the Company had one consultant who was retained and fulfilled the roles of Chief Executive and Chief Financial Officer and one part time employee.

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

Our auditor's report on our fiscal year 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2018 Audited Financial Statements."

We have a limited operating history; thus, we cannot predict whether we will be successful in meeting our financial obligations.

We were established in March 2007. Although we had begun the sales of telecom services by direct sales with modest revenue generated, we have disposed of those businesses and currently have no revenue stream. We currently have $5,620 in cash and are reliant upon our officers, directors, and shareholders to fund the operating expenses of the Company while we assess and evaluate our next business strategy. There is no guarantee that our officers, directors and shareholders will continue to fund these activities.

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

It is more difficult for our shareholders to sell their shares because we may not regain listing on the OTCQB.  Also, we may never be, eligible for NASDAQ or any national stock exchange.

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

Effective August 1, 2018, the Company was downgraded from the OTCQB to the OTC Pink.  There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the Shares. An investment in these Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

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

We currently have a limited operational infrastructure.  In order to pursue business opportunities, we will need to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors, among others, our ability to:

—

raise substantial additional capital to fund the implementation of our business plan;

—

execute our business strategy;

—

manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

—

attract and retain qualified personnel;

—

manage our third-party relationships effectively; and

—

accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

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

—

international political, economic and legal conditions;

—

our ability to comply with foreign regulations and/or laws affecting operations and projects;

—

difficulties in attracting and retaining staff and business partners to operate internationally;

—

language and cultural barriers;

—

seasonal reductions in business activities and operations in the countries where our international projects are located;

—

integration of foreign operations;

—

potential adverse tax consequences; and

—

potential foreign currency fluctuations.

Factors beyond the control of the Company

Projects for the acquisition and development of the Company’s products are subject to many factors, which are outside our control. These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), competitive products and the regulation by federal and state governmental authorities and regulatory agencies.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2018 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2018, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2018.

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2018, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains a correspondence office as its principal executive office, which is located at 150 East 52nd Street, Suite 1102 New York, New York 10022.  The Company believes that the current facilities are suitable for its current needs.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the OTC Pink Market (“OTC:PINK”) under the symbol "AIKO". As of January 14, 2019, the Company’s common stock was held by 35 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2018		For the Year Ended September 30, 2017
	High	Low	High	Low
First Quarter	$20.50	$2.75	$5.98	$5.00
Second Quarter	$3.00	$0.85	$7.00	$4.00
Third Quarter	$22.00	$0.65	$5.00	$3.49
Fourth Quarter	$50.00	$1.00	$5.00	$3.49

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

-

and contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

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

Plan of Operation

The Company is focused on new investment opportunities which lie in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments as well as other technologies in the biotech sector.  On July 17, 2018, Alternative Investments Corporation (AIKO) (the “Company”) entered into a binding Term Sheet (“the Agreement”) with Anew Biotechnology Inc., a private company (“ANEW”) to formulate a merger between the two. Under the terms of the Agreement, the parties shall enter into a merger agreement by way of share exchange or asset purchase whereby ANEW would be merged into a newly-formed subsidiary of the Company. The newly configured entity shall bear the name “Anew Biotechnology Inc.”. Upon execution of a Definitive Agreement, Dr. Joseph Sinkule the CEO of ANEW, shall be appointed as CEO, and ANEW shall appoint all other Directors to the Board.

On November 22, 2018, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than December 31, 2018.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before January 17, 2019.  Both parties continue to work together to close this deal and amend the agreement further to execute the agreement in the Company’s send fiscal quarter of the 2019 fiscal year.

On January 13, 2019, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than February 28, 2019.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before March 15, 2019.

Results of Operations

For the Years Ended September 30, 2018 and 2017

Revenues

The Company had no revenue for the years ended September 30, 2018 and 2017.

Operating Expenses

For the year ended September 30, 2018, general and administrative expenses were $386,000 compared to $101,548 for the same period in the prior year.  The increase in the current year was due to increased rent of approximately $14,000, stock based compensation of $55,250, increased compensation paid to directors of $54,000,  higher legal and accounting fees of approximately $31,600, higher payroll cost of approximately $50,000 offset by lower corporate and compliance cost.  Professional fees for the year ended September 30, 2018 were $46,750 and $88,800 for the same period in the prior year.  The reduction in fees was due to much lower professional fees paid to consultants in the current year.

Other Income (Expense)

For the year ended September 30, 2018 we incurred $20,050 of interest expense compared to $11,954 for the same period in the prior year.  We earned $15,539 of interest income for the year ended September 30, 2018 compared to $18,615 for the same period in the prior year. During the year ended September 30, 2017, recognized a loss of $111,615 due to non-recoverable investments and $310,000 due to a forfeiture of an acquisition deposit. Our net loss to our shareholders for the year ended September 30, 2018 was $452,765 compared to $610,083 for the same period in the prior year.

Liquidity and Capital Resources

At September 30, 2018, we had cash of $5,620 and a deficit in working capital of $614,216 compared to cash of $10,396 and a working capital deficit of $328,146 at September 30, 2017. We used cash in operating activities of $121,776 and $170,515 for the years ended September 30, 2018 and 2017, respectively.  The principal elements of cash flow used in operations for the year ended September 30, 2018 included a net loss of $452,765, $55,250 of stock-based compensation, a loss due to uncollectability $15,504, increase in accounts payable of $221,631.  The principal elements of cash flow used in operations for the year ended September 30, 2017 included a net loss of $610,083, increased by the reduction in prepaids and deposits resulting from the loss in investment in the amount of $310,000, recording of an allowance for doubtful recoverability of an investment, reduction in accrued expenses and payables of $10,120.

For the year ended September 30, 2018, the Company received a repayment of commercial paper in the amount of $100,000. For the year ended September 30, 2017, we had issued an $11,000 loan to an unrelated third party.

Cash generated in our financing activities was $17,000 and $144,483 for the years ended September 30, 2018 and 2017, respectively. Financing activities for the year ended September 30, 2018 including proceeds of $44,000 in proceeds from notes payable less $27,000 repayments of notes payable.  The financing activities for the year ended September 30, 2017 consisted of $145,000 in proceeds for the issuance of notes payable and, offset by $517 in settlement of expenses paid by shareholders.

We do not have sufficient resources to effectuate our business. As of September 30, 2018, we had cash of $5,620.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $452,765 for the year ended September 30, 2018, had an accumulated deficit of $1,828,065, and has a stockholders’ deficit of $614,216 at September 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alternative Investment Corp

We have audited the accompanying balance sheets of Alternative Investment Corp as of September 30, 2017, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Investment Corp as of September 30, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Green & Company, CPAs

Temple Terrace, Florida

January 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Alternative Investment Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alternative Investment Company (the Company) as of September 30, 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred net losses and has and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

January 15, 2019

We have served as the Company’s auditor since 2018.

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,620	$10,396
Due from Fingi, net – related party	-	56,502
Miscellaneous receivable other, net	366	61
Interest receivable, net	-	27,654
Prepaid expenses	654	406
Investment in commercial paper, net allowance for doubtful recovery	-	100,000
Total current assets	6,640	195,019
Total assets	$6,640	$195,019

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$195,668	$49,037
Accrued expense	11,472	-
Loan payable related party	26,000	-
Loan payable, short-term	136,000	145,000
Accrued interest	19,743	17,155
Amount due to shareholder	231,973	311,973
Total current liabilities	620,856	523,165
Total liabilities	620,856	523,165

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 432,192 shares issued and 431,991 shares outstanding as of September 30, 2018 and 173,058 shares issued and 172,857 outstanding at September 30, 2017	432	173
Additional paid-in capital	1,213,497	472,086
Common stock issuable	-	574,975
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,828,065)	(1,375,300)
Total stockholders' deficit	(614,216)	(328,146)
Total liabilities and stockholders' deficit	$6,640	$195,019

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2018	2017
Revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	386,000	101,548
Professional fees	46,750	88,800
Total operating expenses	432,750	190,348

Loss from operations	(432,750)	(190,348)

Other income (expense):
Interest income	15,539	18,615
Interest expense	(20,050)	(17,155)
Other miscellaneous income	-	420
Non-recoverable investments	-	(111,615)
Forfeiture of acquisition deposit	-	(310,000)
Loss from uncollectability	(15,504)	-
Total other income (expense)	(20,015)	(419,735)

Loss before income taxes	$(452,765)	$(610,083)

Provision for income taxes	-	-

Net loss	$(452,765)	$(610,083)

Net loss per share - basic and diluted	$(2.07)	$(3.53)

Weighted average number of shares outstanding - Basic and Diluted	218,632	172,976

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

	For the years ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(452,765)	$(610,083)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	55,250	-
Non-recoverable investment in commercial paper	-	111,615
Loss due to uncollectability	15,504	-
Changes in operating assets and liabilities:
Imputed interest on amounts due to shareholder	8,158	-
Interest receivable	21,176	(18,676)
Accrued interest	-	17,155
Accounts payable	221,631	(10,120)
Miscellaneous receivable	(13,846)	-
Interest payable	11,892	-
Accrued expenses	11,472	-
Prepaids and deposits	(248)	339,594
Net cash used in operating activities	(121,776)	(170,515)

Cash flows from investing activities:
Loans issued	-	(11,000)
Repayment of commercial paper investment	100,000	-
Net cash provided by (used in) investing activities	100,000	(11,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	44,000	145,000
Repayments on notes payable	(27,000)	-
Proceeds from loans from shareholder	-	(517)
Net cash provided by financing activities	17,000	144,483

Net decrease in cash	(4,776)	(37,032)
Cash and cash equivalents at beginning of year	10,396	47,428
Cash and cash equivalents at end of year	$5,620	$10,396

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
Debt converted for stock to be issued	$155,000	$-
Related party forgiveness of debt classified as additional paid in capital	$61,017	$-
Interest reclassified to Additional Paid in Capital for doubtful collection – related party	$17,462	$-

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' Equity (Deficit)

For the Years Ended September 30, 2018 and 2017

			Paid-in	Common			Total
	Common stock		capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2016	173,058	$173	$472,086	$574,975	$(80)	$(765,217)	$281,937

Shares subscribed	-	-	-	-	-	-	-

Interest on Related Party Note Payable	-	-	-	-	-	-	-

Net loss for the year ended September 30, 2017	-	-	-	-	-	(610,083)	(610,083)

Balance, September 30, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,375,300)	$(328,146)

Shares subscribed	-	-	-	-	-	-	-

Related party debt forgiveness - doubtful collection	-	-	(61,017)	-	-	-	(61,017)

Interest on Related Party Note Payable - doubtful collection	-	-	17,462	-	-	-	17,462

Stock-based compensation	65,000	65	55,185	55,250	-	-	55,250

Common stock issuable	11,781	12	574,963	(574,975)	-	-	-

Shares issued as debt conversion @$0.85/share	182,353	182	154,818	-	-	-	155,000

Net loss for the year ended September 30, 2018	-	-	-	-	-	(452,765)	(452,765)

Balance, September 30, 2018	432,192	$432	$1,213,497	$-	$(80)	$(1,828,065)	$(614,216)

See accompanying notes to financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Organization (Continued)

On December 1, 2017, the Shareholders of the Corporation voted to elect Mr. Antonio Treminio as Director and CEO of the Company. Mr. Treminio, 46, has over 20 years of experience in the financial markets with special focus on corporate financing for private and public companies.

The Company is focused on new investment opportunities which lie in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments as well as other technologies in the biotech sector. On July 17, 2018, Alternative Investments Corporation (AIKO) (the “Company”) entered into a binding Term Sheet (“the Agreement”) with Anew Biotechnology Inc., a private company (“ANEW”) to formulate a merger between the two. Under the terms of the Agreement, the parties shall enter into a merger agreement by way of share exchange or asset purchase whereby ANEW would be merged into a newly-formed subsidiary of the Company. The newly configured entity shall bear the name “Anew Biotechnology Inc.”. Upon execution of a Definitive Agreement, Dr. Joseph Sinkule the CEO of ANEW, shall be appointed as CEO, and ANEW shall appoint all other Directors to the Board.

On November 22, 2018, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than December 31, 2018.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before January 17, 2019.  Both parties continue to work together to close this deal and amend the agreement further to execute the agreement in the Company’s send fiscal quarter of the 2019 fiscal year.

On January 13, 2019, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than February 28, 2019.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before March 15, 2019.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $452,765 and $610,083 for the years ended September 30, 2018 and 2017, respectively, and had an accumulated deficit of $1,828,065. The Company had stockholders’ deficit of $614,216 at September 30, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

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

SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts. The Company did not have any financial instruments at September 30, 2018 and 2017.

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

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  As of September 30, 2018 and 2017, the Company has accrued payables of $195,668 and $49,037, respectively.

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

SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of September 30, 2018 and 2017, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's financial statements as of September 30, 2018.

NOTE 4 – LOAN RECEIVABLE

On January 18, 2017, the Company issued a loan to B&B Inc. in the amount of $11,000 at annual rate of eight percent (8%) and was due on July 18, 2018. Accrued interest at September 30, 2018 and 2017 was $1,495 and $615, respectively. As of September 30, 2018 and 2017, the Company has fully reserved this loan and accrued interest as doubtful to be collected.

NOTE 5 – RELATED PARTIES

As of September 30, 2018 and September 30, 2017, $231,973 and $311,973, respectively, was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $8,158 and $9,304 for the years ended September 30, 2018 and September 30, 2017, respectively.  On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).  On August 16, 2018, the shares were issued.

On April 1, 2016, the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016.  Additionally, Fingi Inc. had net related advances to the Company in the amount of $6,509 at September 30, 2018.  The note remained in default until November 8, 2017, when the Company entered into an amendment agreement on this note to extend the maturity date to June 30, 2018.  At September 30, 2018 and 2017, accrued interest receivable was $5,008 and $3,008, respectively.  The Company does not believe that it will be able to recover these amounts due and they have been fully reserved for uncollectability and recorded as a capital distribution.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2018, amount due for rent was $5,684 per month. For the years ended September 30, 2018 and 2017 rent and utilities expenses amounted to $72,927 and $54,421, respectively. The rent due under expense sharing agreement for future periods is as follows:

September 30,
2019	$71,302
2020	73,441
2021	37,263
Total	$182,006

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of September 30, 2018 and 2017, the Company had a liability due to its Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $6,000.  The amount was reflected in accounts payable on the Company’s financial statements.  Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.  As of September 30, 2018, the Company had a liability due to its Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $24,051.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 6 – ACQUISITION DEPOSIT (CONTINUED)

On February 27, 2017, the Company entered into an agreement with B&B Inc., Fess Holdings LLC, Basil and Barns LLC and JIF Holdings LLC, wherein the Company has been unable to provide funding as per the original Agreement, having only provided $360,000 to date, the parties agreed to allow the Company to assign its remaining funding obligations and its ownership shares to a new ownership, in consideration of $50,000 to be paid to the Company and forfeiture of the $360,000 acquisition deposit. As of February 27, 2017, the Company is no longer participating in the original Agreement, directly or through related parties. As of September 30, 2017 the Company recorded a forfeiture of the acquisition deposit of $310,000 in the accompanying statement of operations.

NOTE 7 – LOANS AND NOTES PAYABLE

Notes payable to companies consisted of the following as of:

	September 30, 2018	September 30, 2017
Alternative Strategy Partners (a)	$50,000	$50,000
Canton Investments, Ltd. (b)	35,000	35,000
Canton Investments, Ltd. (c)	4,000	4,000
Canton Investments, Ltd. (d)	35,000	35,000
Canton Investments, Ltd. (e)	7,000	7,000
Canton Investments, Ltd. (f)	5,000	5,000
JIFM LLC (g)	-	9,000
JIFM LLC (h)	-	-
Alternative Strategy Partners (i)	26,000	-
Total notes payable	$162,000	$145,000
Less - current portion of these notes	(162,000)	(145,000)
Total notes payable	$-	$-

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  As of September 30, 2018, this note had accrued interest of $6,652.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to Alternative Strategy Partners Pte. Ltd.

(b) On November 30, 2016, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2018, this note had accrued interest of $5,132.

(c) On January 3, 2017, the Company entered into a six-month 8% loan agreement with JIFM in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2018, this note had accrued interest of $557.

(d) On January 17, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2018, this note had accrued interest of $4,764.

(e) On January 19, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2018, this note had accrued interest of $950.

(f) On January 23, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2018, this note had accrued interest of $674.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 7 – LOANS AND NOTES PAYABLE (CONTINUED)

(g) On September 1, 2017, the Company entered into a loan agreement with JIFM LLC.  The loans will be treated as a line of credit bearing 8% interest and each drawdown will have a one-year term.  The drawdowns will carry a default interest rate of lower of 1.5% per month or the maximum interest rate allowable by law.  The initial drawdown in the amount of $9,000 and was funded on September 29, 2017.  During the year ended September 30, 2018, the Company repaid the $9,000 advance.

(h) On October 30, 2017, the Company received a loan advance pursuant to a loan agreement with JIFM LLC dated September 1, 2017 (see g above).  The amount of the advance was $17,500. During the year ended September 30, 2018, the Company repaid the $17,500 balance of this loan.

(i) During the year ended September 30, 2018 the Company received $26,000 from Alternative Strategy Partners in the form of advances under three promissory notes bearing an interest rate of 8%.  As of September 30, 2018, accrued interest was $117.

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

On December 15, 2017, the Company entered into a memorandum of agreement to extend maturity date of the July 3, 2015 bond to March 30, 2018.  The same terms as the original agreement will prevail and the Company will continue to accrue interest.  As of September 30, 2018, the Company has recorded an allowance for the unrecoverability of this investment in the amount of $100,000.

On December 28, 2017, Bullion Japan paid accrued interest through April 2018 in the amount of $33,160.  Bullion Japan Inc. further paid the principal of $100,000 relative to the June 8, 2015 note on that same day.  Upon payment accrued interest was $28,624.  As a result of this payment in excess of accrued interest the Company recorded deferred interest revenue in the amount of $4,356.  At September 30, 2018 all deferred revenue was recognized.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  As of year ended September 30, 2018, the Company had 432,192 shares issued and 431,991 shares outstanding compared to 173,058 shares of Common Stock issued, and 172,857 shares outstanding for the year ended September 30, 2017.

On December 8, 2017, the Company filed for a 50:1 reverse stock split with the Secretary of State of Nevada. These presented financial statements and accompanying notes are presented reflective of this stock split as post stock-split adjusted numbers.

During the year ended September 30, 2016, the Company received $574,975 of subscriptions for the purchase of common shares. The shares have been issued during the year ended September 30, 2018,

Fiscal year 2017

No shares were issued during the year ended September 30, 2017.

Fiscal year 2018

During the year ended September 30, 2018, the Company received a conversion notice pursuant to an unsecured, non-interest bearing loan with no repayment date whereby the noteholder elected to convert $80,000 of the amount due into 94,118 common shares of the Company’s restricted stock ($0.85 per share).

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

During the year ended September 30, 2018, the Company received a conversion notice pursuant to a direct payment, non-interest bearing arrangement with no repayment date, recorded in accounts payable on the Company’s balance sheet, whereby the noteholder elected to convert $75,000 of the amount due into 88,235 common shares of the Company’s restricted stock ($0.85 per share).

During the year ended September 30, 2018, the Company entered into or amended compensation agreements with two consultants and one employee to issue 65,000 common restricted shares of Company stock at a value of $55,250 ($0.85 per share).

NOTE 10 – INCOME TAXES

No provision was made for income taxes for the years ended September 30, 2018 and 2017 as the Company had incurred net losses for tax purposes of $452,765 and $610,083, respectively.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

Deferred income tax assets:	September 30, 2018	September 30, 2017
Net operating loss carry forwards	$361,200	$425,000
TCJA Adjustment	–	(162,500)
Valuation allowance	(361,200)	(262,500)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $98,700 and $123,500 for the years ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the Company has net operating loss carry forwards of approximately $1,700,000 which will fully expire with the tax year ending September 30, 2037.  For tax years beginning after December 31, 2017, the carry-back option is no longer available and carry forward provisions are limited to eighty percent of taxable income but do not expire.  The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%.  Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal year 2019. The Company anticipates its effective tax rate to be 28% to 30%, excluding the one-time impact of the TCJA for fiscal year 2018 primarily due to the reduction in the federal tax rate. The Company’s actual effective tax rate for fiscal year 2018 may differ from management’s estimate due to changes in interpretations and assumptions. Due to the timing of enactment and complexity of the TCJA, the Company is unable to estimate a reasonable range of the one-time impact associated with mandatory repatriation, re-measurement of deferred taxes and other provisions of the TCJA.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through September 30, 2018 but believes the provisions will not limit the availability of losses to offset future income.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 10 – INCOME TAXES (CONTINUED)

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of September 30, 2018, the Company has not filed any tax returns. As of September 30, 2018, tax years 2007 through 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENTS

On January 13, 2019, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than February 28, 2019.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before March 15, 2019.

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

—

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

—

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2018 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2018, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2018:

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2018, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

			Held
			Position
Name	Age	Positions	Since

Shuichi Uda	45	Director	8/21/2015

Antonio Treminio	47	Director, Chief Executive Officer and Chief Financial Officer	12/01/2017

Biography of Directors and Officers

Mr. Antonio Treminio, 47, was appointed by the Shareholders of the Corporation on December 1, 2017 as Director and Chief Executive Officer and Interim Chief Financial Officer of the Company. Mr. Treminio has over 20 years of experience in the financial markets with special focus on corporate financing for private and public companies. Over the years Mr. Treminio has assisted a number of different publicly traded companies meet and/or secure their capital requirements for expansion and/or growth.  Mr. Treminio has been previously employed by Dean Witter Reynolds, as well at PaineWebber and has been a successful investment banker, entrepreneur and has successfully help fund, grow and up-list several of his previous companies to markets such as NASDAQ, AMEX and the NYSE.  Mr. Treminio studied Business Administration at Loyalist College in Belleville, Ontario, Canada in 1993. He is also member of renown Japan Karate Association, holds a first degree Blackbelt in Shotokan Karate.

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

Committees of the Board of Directors

None.

Auditors

Our independent registered public accounting firm for the year ended September 30, 2018is Haynie & Company.  Our independent registered public accounting firm for the year ended September 30, 2017 was Green & Company CPAs.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Daniel Otazo (1)	2018	$–	$–	$–	$-	$-
Former Chief Executive Officer, Former Chief	2017	$–	$–	$–	$6,982	$6,982
Financial Officer, and Director

Shuichi Uda (2)	2018	$–	$–	$–	$–	$–
Director	2017	$–	$–	$–	$–	$–

Antonio Treminio (3)	2018	$55,000	$–	$25,500	$–	$80,500
Chief Executive Officer, Interim Chief	2017	$–	$–	$–	$–	$–
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

Mr. Shuichi Uda was appointed as a Director on August 21, 2015.

(3)

Mr. Treminio was appointed Director, Chief Executive Officer and Interim Chief Financial Officer on December 1, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2018. Except as otherwise noted, the address of the referenced individual is c/o Alternative Investment Corporation, 150 East 52nd Street, Suite 1102 New York, New York 10022.

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

				Percent
	Title of Stock	Beneficial		of
Name and Position	Class	Ownership		Class (3)

Canton Investments Ltd. (1)	Common Stock	191,118	(Direct)	44.2%
Alternative Strategy Partners PTE LTD	Common Stock	88,235	(Direct)	20.4%
Antonio Treminio	Common Stock	30,000		6.9%
Tidwell Limited (2)	Common Stock	22,500	(Direct)	5.2%

All Directors and Officers as a Group	Common Stock	30,000		6.9%

_____________

(1)

Canton Investments Ltd. ("CIL") is a company incorporated in Hong Kong having its offices at Corner Hutson & Eyre Streets, Blake Bld. #302, Belize City, Belize.

(2)

Tidwell Limited is a company incorporated in Hong Kong having its offices at 78 Des Voeux Rd., Hong Kong

(3)

The percentage of common stock is calculated based upon 432,192 shares outstanding as of January 9, 2019.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company has a formal written agreement with the current Chief Executive and Interim Chief Financial Officers, Antonio Treminio who was appointed on December 1, 2017.  The amounts of compensation and other terms of any full-time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Green & Company CPA’s for 2018 and 2017, for the categories of services indicated.  No fees were paid to Haynie & Company during the years ended September 30, 2018 and 2017.

	Years Ended September 30,
Category	2018	2017
Audit Fees	$12,800	$12,200
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,800	$12,200

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

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

—

approved by our audit committee; or

—

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1

Articles of incorporation

Exhibit 10.1

February 27, 2017 agreement to terminate April 1, 2016, Shareholders’ Agreement with Basil and Barns, Inc. to acquire 55% of the outstanding common shares of B&B Inc.

Exhibit 10.2

Resignation letter of Mr. Daniel Otazo as Director, Chief Executive Officer and interim Chief Financial Officer, dated November 30, 2017 (1)

Exhibit 10.3

Related party debt conversion agreement with Canton date April 1, 2018

Exhibit 10.4

Related party debt conversion agreement with Alternative Strategy Partners April 1, 2018

Exhibit 10.5

Six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000 dated January 31, 2017

Exhibit 10.6

Six-month 8% loan agreement with JIFM LLC in the amount of $35,000 dated November 30, 2016

Exhibit 10.7

Six-month 8% loan agreement with JIFM LLC in the amount of $35,000 dated January 17, 2017

Exhibit 10.8

Form of 12-month 8% promissory notes with Alternative Strategy Partners in the cumulate amount of $26,000 dated August 20, 2018, September 12, 2018 and September 20, 2018

Exhibit 10.9

Binding term sheet with for intended merger with Anew Biotechnology Inc., dated July 17, 2018 (2)

Exhibit 18.1

Letter of change in certifying accountant (3)

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

•

Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)

Included by reference whereby originally filed on Form 8k on December 5, 2017

(2)

Included by reference whereby originally filed on Form 8k on December 7, 2018

(3)

Included by reference whereby originally filed on Form 8k on July 20, 2018

SIGNATURES

Item 16.   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Antonio Treminio	January 15, 2019
Antonio Treminio, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Antonio Treminio	January 15, 2019
Antonio Treminio, Chief Executive Officer	Date