Form 10-Q
period 2018-12-31
Alternative Investment Corp
filed 2019-02-19
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes  ☒  No  ☐

As of February 18, 2019, the registrant had 431,991 shares of its Common Stock, $0.001 par value, outstanding.

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2018

Item 1.  Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

(Unaudited)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,045	$5,620
Miscellaneous receivable other, net	366	366
Prepaid expenses	459	654
Total current assets	1,870	6,640
Total assets	$1,870	$6,640

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$235,201	$195,668
Accrued expense	15,654	11,472
Loan payable, short-term	169,000	162,000
Accrued interest	23,151	19,743
Amount due to shareholder	231,973	231,973
Total current liabilities	674,979	620,856
Total liabilities	674,979	620,856

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 432,192 and 431,991 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	432	432
Additional paid-in capital	1,215,251	1,213,497
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,888,712)	(1,828,065)
Total stockholders' deficit	(673,109)	(614,216)
Total liabilities and stockholders' deficit	$1,870	$6,640

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2018	2017
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	54,949	58,904
Professional fees	3,500	18,000
Total operating expenses	58,449	76,904

Loss from operations	(58,449)	(76,904)

Other income (expense):
Interest income	2,979	4,698
Interest expense	(5,177)	(5,628)
Total other income (expense)	(2,198)	(930)

Loss before income taxes	$(60,647)	$(77,834)
Provision for income taxes	-	-
Net loss	$(60,647)	$(77,834)

Net loss per share - basic and diluted	$(0.14)	$(0.45)

Weighted average number of shares outstanding - Basic and Diluted	431,991	172,775

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	For the three months ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(60,647)	$(77,834)
Adjustments to reconcile net loss to net cash used in operations:
Interest receivable	-	(4,478)
Accounts payable	39,533	36,402
Miscellaneous receivable	-	(13,989)
Deferred revenue	-	4,536
Interest payable	5,162	5,628
Accrued expenses	4,182	1,508
Prepaids and deposits	195	406
Net cash used in operating activities	(11,575)	(47,821)

Cash flows from investing activities:
Repayment of commercial paper investment	-	100,000
Repayment of commercial paper interest	-	28,624
Net cash provided by investing activities	-	128,624

Cash flows from financing activities:
Proceeds from issuance of notes payable	7,000	18,000
Net cash provided by financing activities	7,000	18,000

Net (decrease) increase in cash	(4,575)	98,803
Cash and cash equivalents at beginning of year	5,620	10,396
Cash and cash equivalents at end of year	$1,045	$109,199

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
Cash interest received	$-	$33,160
Interest reclassified to Additional Paid in Capital - imputed interest	$1,754	$-

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2018 Form 10-K filed with the SEC, including the audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

On November 22, 2018, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than December 31, 2018.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before January 17, 2019.  Both parties continue to work together to close this deal and amend the agreement further to execute the agreement in the Company’s second fiscal quarter of the 2019 fiscal year.

On January 13, 2019, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than February 28, 2019.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before March 15, 2019.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Basis of Presentation

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $60,647 and $452,765 for the three months ended December 31, 2018 and year ended September 30, 2018, respectively, and had an accumulated deficit of $1,888,712 at December 31, 2018. The Company had stockholders’ deficit of $673,109 at December 31, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and September 30, 2018, the Company had no cash equivalents.

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

Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of December 31, 2018 and September 30, 2018, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's financial statements as of December 31, 2018.

NOTE 4 – RELATED PARTIES

As of December 31, 2018 and September 30, 2018, $ 231,973, was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $1,754 and $9,304 for the three months ended December 31, 2018 and year ended September 30, 2018, respectively.  On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).  On August 16, 2018, the shares were issued.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc., a company of which Canton may be deemed a controlling person. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2018, amount due for rent was $5,684 per month. For the three months ended December 31, 2018 and year ended September 30, 2018 rent and utilities expenses amounted to $18,548 and $72,927, respectively. The rent due under expense sharing agreement for future periods is as follows:

September 30,
2019	$35,651
2020	73,441
2021	37,263
Total	$146,355

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of December 31, 2018 and September 30, 2018, the Company had a liability due to its former Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $6,000.  The amount was reflected in accounts payable on the Company’s financial statements. Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.  As of December 31, 2018, the Company has a liability to its current Chief Financial and Chief Executive Officer, Antonio Treminio of $60,051.  As of December 31, 2018, the Company had a total liability due to its current and former Chief Executive and Chief Financial Officers totaling $66,051.

NOTE 5 – LOANS AND NOTES PAYABLE

Notes payable to companies consisted of the following as of:

	December 31, 2018	September 30, 2018
Alternative Strategy Partners (a)	$50,000	$50,000
Canton Investments, Ltd. (b)	35,000	35,000
Canton Investments, Ltd. (c)	4,000	4,000
Canton Investments, Ltd. (d)	35,000	35,000
Canton Investments, Ltd. (e)	7,000	7,000
Canton Investments, Ltd. (f)	5,000	5,000
JIFM LLC (g)	-	-
JIFM LLC (h)	-	-
Alternative Strategy Partners (i)	33,000	26,000
Total notes payable	$169,000	$162,000
Less - current portion of these notes	(169,000)	(162,000)
Notes Payable – Long Term	$-	$-

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 5 – LOANS AND NOTES PAYABLE (CONTINUED)

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  As of December 31, 2018, this note had accrued interest of $7,660.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to Alternative Strategy Partners Pte. Ltd.

(b) On November 30, 2016, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2018, this note had accrued interest of $5,838.

(c) On January 3, 2017, the Company entered into a six-month 8% loan agreement with JIFM in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2018, this note had accrued interest of $637.

(d) On January 17, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2018, this note had accrued interest of $5,470.

(e) On January 19, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2018, this note had accrued interest of $1,091.

(f) On January 23, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2018, this note had accrued interest of $775.

(g) On September 1, 2017, the Company entered into a loan agreement with JIFM LLC.  The loans will be treated as a line of credit bearing 8% interest and each drawdown will have a one-year term.  The drawdowns will carry a default interest rate of lower of 1.5% per month or the maximum interest rate allowable by law.  The initial drawdown in the amount of $9,000 and was funded on September 29, 2017.  During the three months ended December 31, 2018, the Company repaid the $9,000 advance.

(h) On October 30, 2017, the Company received a loan advance pursuant to a loan agreement with JIFM LLC dated September 1, 2017 (see g above).  The amount of the advance was $17,500. During the three months ended December 31, 2018, the Company repaid the $17,500 balance of this loan.

(i) During the year ended September 30, 2018, the Company received $26,000 from Alternative Strategy Partners in the form of advances under three promissory notes bearing an interest rate of 8%.  On October 3, 2018, the Company was advanced an additional $7,000.  As of December 31, 2018, accrued interest was $783.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  At December 31, 2018 and September 30, 2018, the Company had 432,192 shares issued and 431,991 shares outstanding.

Fiscal year 2019

No shares were issued during the three months ended December 31, 2018.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued and has not found any transactions or events requiring disclosure.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and in our subsequent filings with the Securities and Exchange Commission

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended September 30, 2018 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

Company Overview

Alternative Investment Corporation (the "Company") was incorporated in Nevada on March 26, 2007 under the name of China Digital Ventures Corporation.  The principal business of the Company was its web-based telecom and IPTV businesses, both of which were disposed of during the year ended September 30, 2010. As of the date hereof, the Company has no operations.

On July 23, 2010, the Company experienced a change in control.  Canton Investments Ltd (“CIL” or “Canton”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders. On the closing date, July 23, 2010, pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 575,000 shares of the Company’s outstanding common stock for $205,750. Also on July 23, 2010, CIL purchased 122,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders. As a result of the change in control, CIL owned a total of 697,000 shares of the Company’s common stock representing 91.54%.  CIL contributed 600,000 shares of common stock to the Company’s treasury on September 10, 2012. The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 97,000 shares of the Company’s common stock representing 60%.

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

Results of Operations

For the Three Months Ended December 31, 2018 and 2017

Revenues

The Company had no revenue for the three months ended December 31, 2018 and 2017.

General and administrative expenses

For the three months ended December 31, 2018 and 2017 total operating expenses were $54,949 and $58,904 resulting in a decrease of $3,955. The decrease in operating expense is primarily a result of a decrease of consulting fees related to the advisory of management.

Professional fees

For the three months ended December 31, 2018 total professional fees were $3,500 compared to $18,000 for the three months ended December 31, 2017 resulting in a decrease of $14,500. The decrease in professional fees primarily relates to decreases in legal and accounting fees.

Other income (expense)

For the three months ended December 31, 2018 total other expense was $2,198 compared to $230 for the same period in the prior year.  The higher other expense in the prior year was due to lower interest income.

Net loss

Our net loss to shareholders for the three months ended December 31, 2018 and 2017 was $60,647 and $77,834 respectively.  The decrease in net loss was due to lower operating expenses.

Liquidity and Capital Resources

Overview

As of December 31, 2018 and September 30, 2018, the Company had cash of $1,045 and $5,620 and a deficit in working capital of $673,109 and $614,216, respectively. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Three Months Ended December 31, 2018 compared to the Three Months ended December 31, 2017

We used cash for operating activities of $11,575 and $47,821 for the three months ended December 31, 2018, and 2017, respectively. The elements of cash flow used in operations for the three months ended December 31, 2018 included a net loss of $60,647, decrease in largely by an increase in accounts payable of $39,533. The elements of cash flow used in operations for the three months ended December 31, 2017 included a net loss of $77,834, increase in interest and miscellaneous receivables of $18,467, offset by an increase in accounts payable and other accruals of $43,538, an increase in deferred revenue $4,536 as well as a reduction in prepaid expenses in the amount of $406.

The Company neither received nor used cash from investing activities for the three months ended December 31, 2018.  We received principal re-payment of $100,000 and accrued interest re-payment of $28,624 from the investment in commercial paper during the three months ended December 31, 2017.

Cash provided by financing activities was $7,000 proceed from a third-party loan compared to $18,000 from the issuance of a note payable for the three months ended December 31, 2017.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently only have one small arrangements with JIFM LLC and Alternative Strategy Partners as way to obtain any operating capital.  We have no other arrangements or understandings to obtain funds through bank loans, lines of credit or any other sources. Since we have no other arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2018 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 4.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  As of February 18, 2019, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended December 31, 2018.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit 10.1	12-month 8% promissory notes with Alternative Strategy Partners in the amount of $7,000 dated October 3, 2018
Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2019	By:	/s/ Antonio Treminio
Antonio Treminio
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)