Form 10-Q
period 2019-03-31
Alternative Investment Corp
filed 2019-05-20
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34858

ALTERNATIVE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

_________________________________________________________________

Nevada	98-0568076
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

150 East 52nd Street, Suite 1102 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(917) 480-1169

(Registrant’s telephone number, including area code)

_____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes  ☒  No  ☐

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 17, 2019
Common Stock, $0.001 Par Value Per Share	431,991

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

MARCH 31, 2019

Item 1.  Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Condensed Balance Sheets

	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$257	$5,620
Miscellaneous receivable other, net	366	366
Prepaid expenses	4,560	654
Total current assets	5,183	6,640
Total assets	$5,183	$6,640

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$280,890	$195,668
Accrued expense	4,947	11,472
Loan payable, short-term	121,500	76,000
Loan payable, short-term - related party	86,000	86,000
Accrued interest	29,102	19,743
Amount due to shareholder	231,973	231,973
Total current liabilities	754,412	620,856
Total liabilities	754,412	620,856

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 432,192 and 431,991 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	432	432
Additional paid-in capital	1,216,991	1,213,497
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(1,966,572)	(1,828,065)
Total stockholders' deficit	(749,229)	(614,216)
Total liabilities and stockholders' deficit	$5,183	$6,640

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
General and administrative expenses	55,642	62,878	110,591	121,782
Professional fees	16,500	11,850	20,000	29,850
Total operating expenses	72,142	74,728	130,591	151,632

Loss from operations	(72,142)	(74,728)	(130,591)	(151,632)

Other income (expense):
Interest income	1,973	5,055	4,952	9,753
Interest expense	(7,691)	(5,254)	(12,868)	(10,882)
Total other income (expense)	(5,718)	(199)	(7,916)	(1,129)

Loss before income taxes	$(77,860)	$(74,927)	$(138,507)	$(152,761)
Provision for income taxes	—	—	—	—
Net loss	$(77,860)	$(74,927)	$(138,507)	$(152,761)

Net loss per share - basic and diluted	$(0.18)	$(0.43)	$(0.32)	$(0.88)

Weighted average number of shares outstanding - Basic and Diluted	431,991	172,775	431,991	172,775

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(138,507)	$(152,761)
Adjustments to reconcile net loss to net cash used in operations:
Noncash imputed interest credited as additional paid in capital	3,494	13,956
Changes in operating assets and liabilities:
Interest receivable	—	23,333
Due to/from related party	—	(7)
Accounts payable	85,222	40,664
Miscellaneous receivable	—	(16,041)
Deferred revenue		514
Interest payable	9,359	(3,075)
Accrued expenses	(6,525)	25,181
Prepaids and deposits	(3,906)	158
Net cash used in operating activities	(50,863)	(68,078)

Cash flows from investing activities:
Repayment of commercial paper investment	—	100,000
Net cash from (used in) investing activities	—	100,000

Cash flows from financing activities:
Proceeds from issuance of notes payable	45,500	18,000
Repayments on notes payable	—	(12,500)
Net cash provided by financing activities	45,500	5,500

Net (decrease) increase in cash	(5,363)	37,422
Cash and cash equivalents at beginning of period	5,620	10,396
Cash and cash equivalents at end of period	$257	$47,818

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Imputed interest classified as additional paid in capital	$3,494	$13,957

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Three Months Ended December 31, 2017 and March 31, 2018

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,375,300)	$(328,146)

Net loss for the three months ended December 31, 2017	—	—	—	—	—	(77,834)	(77,834)

Balance, December 31, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,453,134)	$(405,980)

Interest on Related Party Note Payable - imputed interest	—	—	13,956	—	—	—	13,956

Net loss for the three months ended March 31, 2018	—	—	—	—	—	(74,927)	(74,927)

Balance, March 31, 2018	173,058	$173	$486,042	$574,975	$(80)	$(1,528,061)	$(466,951)

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Six Months Ended March 31, 2018

 (Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,375,300)	$(328,146)

Interest on Related Party Note Payable - imputed interest	—	—	13,956	—	—	—	13,956

Net loss for the six months ended March 31, 2018	—	—	—	—	—	(152,761)	(152,761)

Balance, March 31, 2018	173,058	$173	$486,042	$574,975	$(80)	$(1,528,061)	$(466,951)

F-4

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Three Months Ended December 31, 2018 and March 31, 2019

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)
		—	—			—	$—
Interest on Related Party Note Payable - imputed interest	—	—	1,754	—	—	—	1,754

Net loss for the three months ended December 31, 2018	—	—	—	—	—	(60,647)	(60,647)

Balance, December 31, 2018	432,192	$432	$1,215,251	$—	$(80)	$(1,888,712)	$(673,109)

Interest on Related Party Note Payable - imputed interest	—	—	1,740	—	—	—	1,740

Net loss for the three months ended March 31, 2019	—	—	—	—	—	(77,860)	(77,860)

Balance, March 31, 2019	432,192	$432	$1,216,991	$—	$(80)	$(1,966,572)	$(749,229)

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Six Months Ended March 31, 2019

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)

Interest on Related Party Note Payable - imputed interest	—	—	3,494	—	—	—	3,494

Net loss for the six months ended March 31, 2019	—	—	—	—	—	(138,507)	(138,507)

Balance, March 31, 2019	432,192	$432	$1,216,991	$—	$(80)	$(1,966,572)	$(749,229)

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The Company and ANEW failed to consummate the merger by the expiration date of March 15, 2019. The Company and ANEW do not intend to further extend this LOI and since the merger could not be consummated by the deadline there is no break-up fee payable by either party.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $138,507 and $452,765 for the six months ended March 31, 2019 and year ended September 30, 2018, respectively. At March 31, 2019, the Company had an accumulated deficit of $1,966,572 and stockholders’ deficit of $749,229. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

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

Fair Value of Financial Instruments

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts. The Company did not have any financial instruments at March 31, 2019 and September 30, 2018.

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  As of March 31, 2019 and September 30, 2018, the Company has accrued payables of $280,890 and $195,668, respectively.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of March 31, 2019 and September 30, 2018, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's financial statements as of March 31, 2019.

NOTE 4 – RELATED PARTIES

As of March 31, 2019 and September 30, 2018, $ 231,973, was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $3,494 and $9,304 for the six months ended March 31, 2019 and year ended September 30, 2018, respectively.  On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc (“Fingi”). Fingi is company for which Canton, our largest shareholder, may be deemed a controlling entity. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2018, amount due for rent was $5,684 per month. For the six months March 31, 2019 and year ended September 30, 2018 rent and utilities expenses amounted to $37,097 and $72,927, respectively. Amounts due to Fingi, for rent and utilities, under the expense sharing agreement have been paid by and unrelated party, Alternative Strategy Partners Pte. Ltd. at March 31, 2019 and are reflected in Accounts Payable to the unrelated party on the Company's consolidated balance sheet.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 4 – RELATED PARTIES (CONTINUED)

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of March 31, 2019 and September 30, 2018, the Company had a liability due to its former Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $6,000.  The amount was reflected in accounts payable on the Company’s financial statements.

Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.  As of March 31, 2019, the Company had a liability due to its current Chief Executive and Chief Financial Officer, Antonio Treminio, in the amount of $79,051. These amounts are included in the Company's accounts payable on its consolidated balance sheet.

NOTE 5 – NOTES PAYABLE - RELATED PARTY

On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding to Fess Group Holdings LLC notes were transferred to Canton Investments, Ltd. As of February 28, 2018 these notes were considered related party notes.

Notes payable – related party consisted of the following as of:

		March 31, 2019	September 30, 2018
Canton Investments, Ltd.	(a)	$35,000	$35,000
Canton Investments, Ltd.	(b)	4,000	4,000
Canton Investments, Ltd.	(c)	35,000	35,000
Canton Investments, Ltd.	(d)	7,000	7,000
Canton Investments, Ltd.	(e)	5,000	5,000
Total notes payable – Related party		86,000	86,000
Less - current portion of these notes		(86,000)	(86,000)
Notes Payable – Related Party		$—	$—

(a) On November 30, 2016, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of March 31, 2019, this note had accrued interest of $6,528.

(b) On January 3, 2017, the Company entered into a six-month 8% loan agreement with JIFM in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of March 31, 2019, this note had accrued interest of $716.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 5 – NOTES PAYABLE - RELATED PARTY (CONTINUED)

(c) On January 17, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of March 31, 2019, this note had accrued interest of $6,160.

(d) On January 19, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of March 31, 2019, this note had accrued interest of $1,229.

(e) On January 23, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of March 31, 2019, this note had accrued interest of $873.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following as of:

		March 31, 2019	September 30, 2018
Alternative Strategy Partners (ASP)	(a)	$50,000	$50,000
Alternative Strategy Partners (ASP)	(b)	71,500	26,000
Total notes payable		121,500	$76,000
Less - current portion of these notes		(121,500)	(76,000)
Notes Payable - Long Term		$—	$—

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to Alternative Strategy Partners Pte. Ltd. (“ASP”) At March 31, 2019, the note has accrued interest of $8,647.

(b) During the year ended September 30, 2018, The Company received $26,000 from ASP in the form of advances under three promissory notes bearing an interest rate of 8%.   During the six months ended March 31, 2019, ASP loaned the Company $45,500 under 5 separate one-year 8% notes. As of March 31, 2019, accrued interest was $2,969.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 7 – COMMON STOCK

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  At March 31, 2019 and September 30, 2018, the Company had 432,192 shares issued and 431,991 shares outstanding.

Fiscal year 2019

No shares were issued during the six months ended March 31, 2019.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued and has not found any transactions or events requiring disclosure.

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

On November 22, 2018, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than December 31, 2018.  The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before January 17, 2019.  Both parties continue to work together to close this deal and amend the agreement further to execute the agreement in the Company’s third fiscal quarter of the 2019 fiscal year.

On January 13, 2019, the Company and ANEW mutually agreed to postpone the execution date of the definitive agreement to occur no later than February 28, 2019. The parties further agreed that the closing of the capital raise simultaneous to the merger was to occur on or before March 15, 2019.

The Company and ANEW failed to consummate the merger by the expiration date of March 15, 2019. The Company and ANEW do not intend to further extend this LOI and since the merger could not be consummated by the deadline there is no break-up fee payable by either party.

Plan of Operation

The Company is focused on new investment opportunities which lie in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments as well as other technologies in the biotech sector.

Results of Operations

For the Three and Six Months Ended March 31, 2019 and 2018

Revenues

The Company had no revenue for the three and six months ended March 31, 2019 and 2018.

General and Administrative Expenses

For the three months ended March 31, 2019 and 2018 total General and Administrative Expenses were $55,642 and $62,878 resulting in a decrease of $7,236. The decrease in General and Administrative Expenses is primarily a result of a decrease in travel and office expense.

For the six months ended March 31, 2019 and 2018 total General and Administrative Expenses were $110,591 and $121,782 resulting in a decrease of $11,191. The decrease in General and Administrative Expenses is primarily a result of a decrease of travel and office expense.

Professional fees

For the three months ended March 31, 2019 total professional fees were $16,500 compared to $11,850 for the three months ended March 31, 2018 resulting in an increase of $4,650. The increase in professional fees primarily relates to increases in legal fees offset by lower accounting fees.

For the six months ended March 31, 2019 total professional fees were $20,000 compared to $29,850 for the six months ended March 31, 2018 resulting in a decrease of $9,850. The decrease in professional fees primarily relates to decreases in legal and accounting fees.

Other income (expense)

For the three months ended March 31, 2019 total other expense was $5,718 compared to $199 for the same period in the prior year. The higher other expense in the current year was due to higher interest income due to increased borrowing.

For the six months ended March 31, 2019 total other expense was $7,916 compared to $1,129 for the same period in the prior year. The higher other expense in the current year was due to higher interest income due to increased borrowing.

Net loss

Our net loss to shareholders for the three months ended March 31, 2019 and 2018 was $77,860 and $74,927 respectively.  The increase in net loss was due to higher borrowing costs.

Our net loss to shareholders for the six months ended March 31, 2019 and 2018 was $138,507 and $152,761 respectively.  The decrease in net loss primarily relates to decreases in legal and accounting fees.

Liquidity and Capital Resources

Overview

As of March 31, 2019 and September 30, 2018, the Company cash of $247 and $5,620 and a deficit in working capital of $749,229 and $614,216, respectively. Historically, our operating expenses have been funded and paid by CIL and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Six Months Ended March 31, 2019 compared to the Six Months ended March 31, 2018

We used cash in operating activities of $50,863 and $68,078 for the six months ended March 31, 2019, and 2018, respectively. The elements of cash flow used in operations for the six months ended March 31, 2019 included a net loss of $138,507, increase in largely by an increase in accounts payable of $85,222. The elements of cash flow used in operations for the six months ended March 31, 2018 included a net loss of $152,761, decrease in interest and miscellaneous receivables of $7,292, offset by an increase in accounts payable and other accruals of $62,770, an increase in deferred revenue $514 as well as a reduction in prepaid expenses in the amount of $158.

The Company neither received or used cash from investing activities for the six months ended March 31, 2019. We received principal re-payment of $100,000 and accrued interest re-payment of $28,624 from the investment in commercial paper during the six months ended March 31, 2018.

Cash provided by financing activities for the six months ended March 31, 2019 was $45,500 proceed from a third-party loan compared to $18,000 from the issuance of a note payable and $12,500 of repayments to note holders for the six months ended March 31, 2018.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  As of May 20, 2019, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2019.

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

Date: May 20, 2019	By:	/s/ Antonio Treminio
Antonio Treminio
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)