Form 10-Q
period 2019-06-30
Alternative Investment Corp
filed 2019-08-19
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☒  No  ☐

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 13, 2019
Common Stock, $0.001 Par Value Per Share	431,991

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

JUNE 30, 2019

2

Item 1.  Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Condensed Balance Sheets

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,620
Miscellaneous receivable other, net	366	366
Prepaid expenses	12,333	654
Total current assets	12,699	6,640
Total assets	$12,699	$6,640

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$159,452	$195,668
Accrued expense	7,265	11,472
Notes payable, short-term	327,423	76,000
Notes payable, short-term - related party	86,000	86,000
Accrued interest	47,590	19,743
Amount due to shareholder - related party	231,973	231,973
Total current liabilities	859,703	620,856
Total liabilities	859,703	620,856

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 432,192 and 431,991 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	432	432
Additional paid-in capital	1,218,750	1,213,497
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(2,066,106)	(1,828,065)
Total stockholders' deficit	(847,004)	(614,216)
Total liabilities and stockholders' deficit	$12,699	6,640

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		The nine months ended June 30,
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
General and administrative expenses	77,665	186,427	188,256	308,209
Professional fees	5,500	8,288	25,500	38,138
Total operating expenses	83,165	194,715	213,756	346,347

Loss from operations	(83,165)	(194,715)	(213,756)	(346,347)

Other income (expense):
Interest income	3,887	2,889	8,839	12,642
Interest expense	(20,256)	(4,531)	(33,124)	(15,413)
Other miscellaneous income			—	—
Loss from uncollectability	—	(15,504)	—	(15,504)
Total other income (expense)	(16,369)	(17,146)	(24,285)	(18,275)

Loss before income taxes	$(99,534)	$(211,861)	$(238,041)	$(364,622)
Provision for income taxes	—	—	—	—
Net loss	$(99,534)	$(211,861)	$(238,041)	$(364,622)

Net loss per share - basic and diluted	$(0.23)	$(1.23)	$(0.55)	$(2.11)

Weighted average number of shares outstanding - Basic and Diluted	431,991	172,857	431,991	172,857

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	The nine months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(238,041)	$(364,622)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	—	33,150
Loss due to uncollectability	—	15,504
Changes in operating assets and liabilities:
Imputed interest on amounts due to shareholder	—	6,379
Interest receivable	—	21,176
Accounts payable	94,123	181,384
Miscellaneous receivable	—	(14,012)
Interest payable	33,100	9,034
Accrued expenses	(4,207)	16,682
Prepaids and deposits	(11,679)	158
Net cash used in operating activities	(126,704)	(95,167)

Cash flows from investing activities:
Repayment of commercial paper investment	—	100,000
Net cash provided by investing activities	—	100,000

Cash flows from financing activities:
Proceeds from issuance of notes payable	121,084	18,000
Repayments on notes payable	—	(27,000)
Net cash provided by (used in) financing activities	121,084	(9,000)

Net (decrease) in cash	(5,620)	(4,167)
Cash and cash equivalents at beginning of period	5,620	10,396
Cash and cash equivalents at end of period	$—	$6,229

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Imputed interest classified as additional paid in capital	$—	$—
Debt converted for stock to be issued	$—	$155,000
Related party forgiveness of debt classified as additional paid in capital	$—	$61,017
Interest reclassed to Additional Paid in Capital - imputed interest	$5,253	$—
Stock issuable awarded as stock-based compensation	$—	$22,100

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended June 30, 2018 by Quarter

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,375,300)	$(328,146)

Net loss for the three months ended December 31, 2017	—	—	—	—	—	(77,834)	(77,834)

Balance, December 31, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,453,134)	$(405,980)

Interest on Related Party Note Payable - imputed interest	—	—	13,956	—	—	—	13,956

Net loss for the three months ended March 31, 2018	—	—	—	—	—	(74,927)	(74,927)

Balance, March 31, 2018	173,058	$173	$486,042	$574,975	$(80)	$(1,528,061)	$(466,951)

Related party debt forgiveness - doubtful collection	—	—	(61,017)	—	—	—	(61,017)

Interest on Related Party Note Payable - imputed interest	—	—	1,728	—	—	—	1,728

Stock-based compensation	—	—	(22,100)	55,250	—	—	33,150

Common stock issuable	—	—	—	155,000	—	—	155,000

Net loss for the three months ended June 30, 2018	—	—	—	—	—	(211,861)	(211,861)

Balance, June 30, 2018	173,058	$173	$404,653	$785,225	$(80)	$(1,739,922)	$(549,951)

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended June 30, 2018

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,375,300)	$(328,146)

Related party debt forgiveness - doubtful collection	—	—	(61,017)	—	—	—	(61,017)

Interest on Related Party Note Payable - imputed interest	—	—	15,684	—	—	—	15,684

Stock-based compensation	—	—	(22,100)	55,250	—	—	33,150

Common stock issuable	—	—	—	155,000	—	—	155,000

Net loss for the three months ended June 30, 2018	—	—	—	—	—	(364,622)	(364,622)

Balance, June 30, 2018	173,058	$173	$404,653	$785,225	$(80)	$(1,739,922)	$(549,951)

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended June 30, 2019 by Quarter

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)
		—	—			—	$—
Interest on Related Party Note Payable - imputed interest	—	—	1,754	—	—	—	1,754

Net loss for the year ended December 31, 2018	—	—	—	—	—	(60,647)	(60,647)

Balance, December 31, 2018	432,192	$432	$1,215,251	$—	$(80)	$(1,888,712)	$(673,109)

Interest on Related Party Note Payable - imputed interest	—	—	1,740	—	—	—	1,740

Net loss for the three months ended March 31, 2019	—	—	—	—	—	(77,860)	(77,860)

Balance, March 31, 2019	432,192	$432	$1,216,991	$—	$(80)	$(1,966,572)	$(749,229)

Interest on Related Party Note Payable - imputed interest	—	—	1,759	—	—	—	1,759

Net loss for the three months ended June 30, 2019	—	—	—	—	—	(99,534)	(99,534)

Balance, June 30, 2019	432,192	$432	$1,218,750	$—	$(80)	$(2,066,106)	$(847,004)

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Nine Months ended June 30, 2019

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)

Interest on Related Party Note Payable - imputed interest	—	—	5,253	—	—	—	5,253

Net loss for the nine months ended June 30, 2019	—	—	—	—	—	(238,041)	(238,041)

Balance, June 30, 2019	432,192	$432	$1,218,750	$—	$(80)	$(2,066,106)	$(847,004)

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2018 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $238,041 and $452,765 for the nine months ended June 30, 2019 and year ended September 30, 2018, respectively. At June 30, 2019, the Company had an accumulated deficit of $2,066,106 and stockholders’ deficit of $847,004. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

Fair Value of Financial Instruments

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts. The Company did not have any financial instruments at June 30, 2019 and September 30, 2018.

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  As of June 30, 2019 and September 30, 2018, the Company has accrued payables of $159,452 and $195,668, respectively.

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

Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of June 30, 2019 and September 30, 2018, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's financial statements as of June 30, 2019.

NOTE 4 – RELATED PARTIES

As of June 30, 2019 and September 30, 2018, $231,973, was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $5,253 and $17,462 for the nine months ended June 30, 2019 and year ended September 30, 2018, respectively.  On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc (“Fingi”). Fingi is company for which Canton, our largest shareholder, may be deemed a controlling entity. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2018, amount due for rent was $5,684 per month. For the nine months June 30, 2019 and 2018 rent and utilities expenses amounted to $56,235 and $54,421, respectively.

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of June 30, 2019 and September 30, 2018, the Company had a liability due to its former Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $6,000.  The amount was reflected in accounts payable on the Company’s financial statements.

Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.  As of June 30, 2019, the Company had a liability due to its current Chief Executive and Chief Financial Officer, Antonio Treminio, in the amount of $94,051.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 5 – NOTES PAYABLE - RELATED PARTY

On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding to Fess Group Holdings LLC notes were transferred to Canton Investments, Ltd. As of February 28, 2018 these notes were considered related party notes.

Notes payable – related party consisted of the following as of:

		June 30, 2019	September 30, 2018
Canton Investments, Ltd.	(a)	$35,000	$35,000
Canton Investments, Ltd.	(b)	4,000	4,000
Canton Investments, Ltd.	(c)	35,000	35,000
Canton Investments, Ltd.	(d)	7,000	7,000
Canton Investments, Ltd.	(e)	5,000	5,000
Total notes payable – Related party		86,000	$86,000
Less - current portion of these notes		$(86,000)	$(86,000)
Notes Payable – Related Party		$—	$—

(a) On November 30, 2016, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2019, this note had accrued interest of $7,226.

(b) On January 3, 2017, the Company entered into a six-month 8% loan agreement with JIFM in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2019, this note had accrued interest of $796.

(c) On January 17, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2019, this note had accrued interest of $6,858.

(d) On January 19, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2019, this note had accrued interest of $1,369.

(e) On January 23, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2019, this note had accrued interest of $973.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following as of:

		June 30, 2019	September 30, 2018
Alternative Strategy Partners (ASP)	(a)	$50,000	$50,000
Alternative Strategy Partners (ASP)	(b)	277,423	26,000
Total notes payable		327,423	$76,000
Less - current portion of these notes		(327,423)	(76,000)
Notes Payable - Long Term		$—	$—

(a) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to Alternative Strategy Partners Pte. Ltd. (“ASP”). At June 30, 2019, the note has accrued interest of $9,644.

(b) During the year ended September 30, 2018, The Company received $26,000 from ASP in the form of advances under three promissory notes bearing an interest rate of 8%.   During the nine months ended June 30, 2019, ASP loaned the Company $109,700 under 15 separate one-year 8% notes. On March 8, 2019, ASP wired $74,768 to the primary lessor of the office space where the Company maintains its corporate office. Since the Company pays 50% of the rent under an expense sharing agreement, the amount of $37,384 was recorded as a loan from ASP on the Company’s balance sheet as loans payable. On August 8, 2019, the Company entered into a $1,000,000 Line of Credit agreement with ASP. The Line of Credit has an expiration date of December 31, 2024. As a result of this agreement, monthly rental payments paid by ASP in the amount of $130,339, previously recorded as accounts payable was transferred to ASP Loan payable and interest was applied retroactively. Under this agreement, all former advances were applied toward the overall cap of the line of credit. As of June 30, the Company had $722,577 available under the agreement. As of June 30, 2019, accrued interest was $18,241.

NOTE 7 – COMMON STOCK

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  At June 30, 2019 and September 30, 2018, the Company had 432,192 shares issued and 431,991 shares outstanding.

Fiscal year 2019

No shares were issued during the nine months ended June 30, 2019.

NOTE 8 – SUBSEQUENT EVENTS

On August 8, 2019, the Company entered into a $1,000,000 Line of Credit agreement with ASP. The Line of Credit has an expiration date of December 31, 2024. As a result of this agreement, monthly rental payments paid by ASP in the amount of $130,339, previously recorded as accounts payable were transferred to ASP Loan payable and interest was applied retroactively. Under this agreement, all former advances were applied toward the overall cap of the line of credit.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and in our subsequent filings with the Securities and Exchange Commission

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended September 30, 2018 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

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

Results of Operations

For the Three and Nine Months Ended June 30, 2019 and 2018

Revenues

The Company had no revenue for the three and nine months ended June 30, 2019 and 2018.

General and Administrative Expenses

For the three months ended June 30, 2019 and 2018 total General and Administrative Expenses were $77,665 and $186,427 resulting in a decrease of $108,762. The decrease in General and Administrative Expenses is primarily a result of a decrease in stock based compensation of $33,150 and consulting fees of $100,000 more during the prior year offset by lower salary and wages in the current year.

For the nine months ended June 30, 2019 and 2018 total General and Administrative Expenses were $188,256 and $308,209 resulting in a decrease of $119,953. The decrease in General and Administrative Expenses is primarily a result of a decrease in stock based compensation of $33,150 and consulting fees of $100,000 more during the prior year offset by lower salary and wages in the current year.

Professional fees

For the three months ended June 30, 2019 total professional fees were $5,500 compared to $8,288 for the three months ended June 30, 2018 resulting in a decrease of $2,788. The decrease in professional fees primarily relates to lower accounting fees.

For the nine months ended June 30, 2019 total professional fees were $25,500 compared to $38,138 for the nine months ended June 30, 2018 resulting in a decrease of $12,638. The decrease in professional fees primarily relates to decreases in legal and accounting fees.

Other income (expense)

For the three months ended June 30, 2019 total other expense was $16,369 compared to $17,146 for the same period in the prior year. The lower expense was due to the prior year loss from uncollectability in the amount of $15,504 offset higher other expense in the current year due to higher interest income due to increased borrowing in the amount of $15,725.

For the nine months ended June 30, 2019 total other expense was $24,285 compared to $18,725 for the same period in the prior year. The higher other expense in the current year was due to higher interest expense due to increased borrowing offset by prior year loss from uncollectability in the amount of $15,504.

Net loss

Our net loss to shareholders for the three months ended June 30, 2019 and 2018 was $99,534 and $211,861, respectively.  The decrease in net loss was due to lower general and administrative expense.

Our net loss to shareholders for the nine months ended June 30, 2019 and 2018 was $238,041 and $364,622 respectively.  The decrease in net loss primarily relates to lower general and administrative expenses.

Liquidity and Capital Resources

Overview

As of June 30, 2019, the Company had no cash compared to $5,620 at September 30, 2018 and a deficit in working capital of $847,004 and $614,216, respectively. Historically, our operating expenses have been funded and paid by Canton Investments Ltd. (“CIL”) and by the issuance of notes payable and sale of our common stock.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $1,600,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2019 compared to the Nine Months ended June 30, 2018

We used cash in operating activities of $126,976 and $95,167 for the nine months ended June 30, 2019, and 2018, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2019 included a net loss of $238,041, increase in largely by an increase in accounts payable of $94,123. The elements of cash flow used in operations for the nine months ended June 30, 2018 included a net loss of $364,622, stock-based compensation expense of $33,150 in addition to an increase in accounts payable and other accruals of $207,100 and a loss due to uncollectability of receivables in the amount of $15,504.

The Company neither received or used cash from investing activities for the nine months ended June 30, 2019. We received principal re-payment of $100,000 from the investment in commercial paper during the nine months ended June 30, 2018.

Cash provided by financing activities for the nine months ended June 30, 2019 was $121,084 proceeds from a third-party loan compared to $18,000 from the issuance of a note payable and $27,000 of repayments to note holders for the nine months ended June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  As of August 16, 2019, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2019.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit 10.1	Line of credit agreement with Alternative Strategies Partners, Ltd. with a maximum of $1,000,000 credit dated August 8, 2019
Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2019	By:	/s/ Antonio Treminio
Antonio Treminio
Interim Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

