Form 10-K
period 2019-09-30
Alternative Investment Corp
filed 2020-01-14
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

As of March 31, 2019, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $35,856 based upon the closing price of $1.72 on the OTC Bulletin Board system. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 13, 2020, the registrant had 432,192 shares of its Common Stock, $0.001 par value, outstanding.

2

ALTERNATIVE INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "believe", "anticipate", "future", "potential", "estimate", "encourage", "opportunity", "growth", "leader", "expect", "intend", "plan", "expand", "focus", "through", "strategy", "provide", "offer", "allow", “commitment", "implement", "result", "increase", "establish", "perform", "make", "continue", "can", "ongoing", "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, "Risk Factors."

Item 1.  Business

General

Alternative Investment Corporation (the "Company", “AIKO”, “we”, “us” or “our”) was incorporated in Nevada on March 26, 2007.

On July 23, 2010, Canton Investments Ltd. (“CIL”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between CIL and Wireless One International Limited (“Wireless One”), Bing HE and Ning HE, the Company’s former directors, and other various shareholders.  Pursuant to the terms of the Stock Purchase Agreement, CIL purchased from Wireless One and Bing HE and Ning HE 575,000 shares of the Company’s outstanding common stock for $205,750.  CIL also purchased 122,000 shares of the Company’s outstanding common stock for $36,600 from various shareholders.  As a result of the change in control, CIL owned a total of 697,000 shares of the Company’s common stock representing 91.54%.

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

On September 10, 2012, CIL contributed 600,000 shares of common stock to the Company’s treasury. The Company immediately retired and canceled these shares. As a result of the contribution of shares, CIL owns a total of 97,000 shares of the Company’s common stock representing 44%.

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

Employees

As of September 30, 2019, the Company had two full-time employees and one consultant who was retained and fulfilled the roles of Chief Executive and Chief Financial Officer.

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

Our auditor's report on our fiscal year 2019 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "September 30, 2019 Audited Financial Statements."

We have a limited operating history; thus, we cannot predict whether we will be successful in meeting our financial obligations.

We were established in March 2007. We have disposed of any line of business that previously have cash generating operations and currently have no revenue stream. We currently have $3,218 of cash and are reliant upon our officers, directors, and shareholders to fund the operating expenses of the Company while we assess and evaluate our next business strategy. There is no guarantee that our officers, directors and shareholders will continue to fund these activities.

If our strategy is unsuccessful, we will not be profitable, and our stockholders could lose their investment.

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

It is more difficult for our shareholders to sell their shares because we may not regain listing on the OTC:QB. Also, we may never be, eligible for NASDAQ or any national stock exchange.

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

Effective August 1, 2018, the Company was downgraded from the OTC:QB to the OTC Pink. There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the Shares. An investment in these Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

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

Canton Investments Ltd. owns indirectly through related parties approximately 44% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, if you invest in us, your ability to affect corporate decisions will be limited.

Canton Investments Ltd. (“CIL”) holds 191,118 shares of our common stock, representing approximately 44% of the outstanding shares of our common stock.  Accordingly, CIL will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as CIL may continue to be our largest shareholder. The interests of CIL may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

The Company has adopted provisions to its Articles of Incorporation and Bylaws which limit the liability of its Officers and Directors, and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law, which generally provides that its officers and directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit the shareholder's ability to hold officers and directors liable for breaches of fiduciary duty and may require the Company to indemnify its officers and directors.

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

With the participation of the Chief Executive and Financial Officer, Antonio Treminio, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2019 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2019, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2019.

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2019, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

Item 3.  Legal Proceedings

On August 13, 2019, the Company received a registered letter dated August 7, 2019 from the law firm of Smith, Carroad, Levy & Parikh, P.C. pursuant to a Summons and Complaint filed with the Supreme Court of New York on April 4, 2019. The plaintiff, Raich Ende Malter & Co. LLP., claims that the Company owes past due fees in the amount of $49,281 for auditing, accounting, management consulting and tax services rendered for the fiscal years ended September 30, 2016 and 2017. The summons was improperly served to an unknown party to the Company. (Index # 153512-2019 filed with the Supreme Court of New York). The Company has fully accrued this amount as General and Administrative expense on its Statement of Operations for the year ended September 30, 2019. The Company continues to try to resolve this issue with plaintiff.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the OTC Pink Market (“OTC:PINK”) under the symbol "AIKO". As of January 13, 2020, the Company’s common stock was held by 35 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended September 30, 2019		For the Year Ended September 30, 2018
	High	Low	High	Low
First Quarter	$4.00	$0.60	$20.50	$2.75
Second Quarter	$3.60	$0.60	$3.00	$0.85
Third Quarter	$4.00	$0.90	$22.00	$0.65
Fourth Quarter	$3.50	$1.40	$50.00	$1.00

As of January 13, 2020, subsequent to September 30, 2019 the stock had stock prices ranging from $1.12 to $10.49 per share.

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

Results of Operations

For the Years Ended September 30, 2019 and 2018

Revenues

The Company had no revenue for the years ended September 30, 2019 and 2018.

Operating Expenses

For the year ended September 30, 2019, general and administrative expenses were $260,409 compared to $386,000 for the same period in the prior year.  The decrease in the current year was due to lower consulting fee of $99,200 and no stock-based compensation in the current year compared to $55,250 recorded in the previous year offset by increased payroll expense of $35,300.  Professional fees for the year ended September 30, 2019 were $82,781 compared to $46,750 for the same period in the prior year.  The increased fees were due to accrued accounting fees recorded in the amount of $49,281 relative to a legal complaint filed by Raich Ende Malter & Co. LLP, a former accounting firm.

Other Income (Expense)

For the year ended September 30, 2019 we incurred $43,845 of interest expense compared to $20,050 for the same period in the prior year.  We earned $11,557 of interest income for the year ended September 30, 2019 compared to $15,539 for the same period in the prior year. During the year ended September 30, 2018, the Company recognized a loss of $15,504 due to non-recoverable investments. Our net loss to our shareholders for the year ended September 30, 2019 was $375,478 compared to $452,765 for the same period in the prior year.

Liquidity and Capital Resources

At September 30, 2019, we had cash of $3,218 and a deficit in working capital of $847,276 compared to cash of $5,620 and a working capital deficit of $614,216 at September 30, 2018. We used cash in operating activities of $306,748 and $121,776 for the years ended September 30, 2019 and 2018, respectively. The principal elements of cash flow used in operations for the year ended September 30, 2019 included a net loss of $375,478, decrease in accounts payable of $20,327, increase in accrued expenses of $46,582 and an increase in interest payable of $36,789.  The principal elements of cash flow used in operations for the year ended September 30, 2018 included a net loss of $452,765, $55,250 of stock-based compensation, a loss due to uncollectability $15,504, increase in accounts payable of $221,631.

For the year ended September 30, 2018, the Company received a repayment of commercial paper in the amount of $100,000.

Cash generated in our financing activities was $304,346 and $17,000 for the years ended September 30, 2019 and 2018, respectively. Financing activities for the year ended September 30, 2019 included proceeds of $166,961 from a line of credit and $137,385 of accounts payable converted to the line of credit.

We do not have sufficient resources to effectuate our business. As of September 30, 2019, we had cash of $3,218.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $375,478 for the year ended September 30, 2019, had an accumulated deficit of $2,203,543, and has a stockholders’ deficit of $984,662 at September 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

Item 8. Financial Statements and Supplementary Data.

15

Haynie & Company
Certified Public Accountants
& Management Consultants

1785 West 2320 South
Salt Lake City, UT 84119
801-972-4800
801-972-8941
www.HaynieCPAs.com

## REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Alternative Investment Corporation

**Opinion on the Financial Statements**

We have audited the accompanying balance sheets of Alternative Investment Corporation (the Company) as of September 30, 2019 and 2018, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred net losses and has a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

**Basis for Opinion**

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company

Haynie & Company
Salt Lake City, Utah
January 14, 2020

We have served as the Company's auditor since 2018.

PrimeGlobal
An Association of Independent Accounting Firms

An independently owned member RSM US Alliance
RSM

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

	September 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,218	$5,620
Miscellaneous receivable other, net	366	366
Prepaid expenses	—	654
Total current assets	3,584	6,640
Total assets	$3,584	$6,640

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$175,341	$195,668
Accrued expense	58,054	11,472
Line of Credit - related party, current portion	192,961	26,000
Loan payable, short-term - related party	136,000	136,000
Accrued interest - including related party	56,531	19,743
Amount due to shareholder - related party	231,973	231,973
Total current liabilities	850,860	620,856
Line of credit related party - net of current portion	137,386	—
Total liabilities	988,246	620,856

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 432,192 and 431,991 shares issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	432	432
Additional paid-in capital	1,218,529	1,213,497
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(2,203,543)	(1,828,065)
Total stockholders' deficit	(984,662)	(614,216)
Total liabilities and stockholders' deficit	$3,584	$6,640

The accompanying notes are an integral part of the financial statements.

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	The years ended September 30,
	2019	2018
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses
General and administrative expenses	260,409	386,000
Professional fees	82,781	46,750
Total operating expenses	343,190	432,750

Loss from operations	(343,190)	(432,750)

Other income (expense):
Interest income	11,557	15,539
Interest expense	(43,845)	(20,050)
Loss from uncollectability	—	(15,504)
Total other (expense)	(32,288)	(20,015)

Loss before income taxes	$(375,478)	$(452,765)

Provision for income taxes	—	—

Net loss	$(375,478)	$(452,765)

Net loss per share - basic and diluted	$(0.87)	$(2.07)

Weighted average number of shares outstanding - Basic and Diluted	431,991	218,632

The accompanying notes are an integral part of the financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

	The years ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(375,478)	$(452,765)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	—	55,250
Loss due to uncollectability	—	15,504
Changes in operating assets and liabilities:
Imputed interest on amounts due to shareholder	7,032	8,158
Interest receivable	(2,000)	21,176
Accounts payable	(20,327)	221,631
Miscellaneous receivable	—	(13,846)
Interest payable	36,789	11,892
Accrued expenses	46,582	11,472
Prepaids and deposits	654	(248)
Net cash used in operating activities	(306,748)	(121,776)

Cash flows from investing activities:
Repayment of commercial paper investment	—	100,000
Net cash provided by (used in) investing activities	—	100,000

Cash flows from financing activities:
Proceeds from line of credit	166,961	44,000
Accounts payable converted to line of credit	137,385	—
Repayments on note payable	—	(27,000)
Net cash provided by financing activities	304,346	17,000

Net (decrease) in cash	(2,402)	(4,776)
Cash and cash equivalents at beginning of year	5,620	10,396
Cash and cash equivalents at end of year	$3,218	$5,620

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Imputed interest classified as additional paid in capital	$—	$—
Debt converted for stock to be issued	$—	$155,000
Related party forgiveness of debt classified as additional paid in capital	$—	$61,017
Interest reclassed to Additional Paid in Capital - imputed interest	$7,032	$—
Stock issuable awarded as stock-based compensation	$—	$17,462

The accompanying notes are an integral part of the financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' (Deficit)

For the Year Ended September 30, 2018

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2017	173,058	$173	$472,086	$574,975	$(80)	$(1,375,300)	$(328,146)

Related party debt forgiveness - doubtful collection	—	—	(61,017)	—	—	—	(61,017)

Interest on Related Party Note Payable - imputed interest	—	—	17,462	—	—	—	17,462

Stock-based compensation	65,000	65	55,185	—	—	—	55,250

Common stock issuable	11,781	12	574,963	(574,975)	—	—	—

Shares issued as debt conversion @$0.85/share	182,353	182	154,818	—	—	—	155,000

Net loss for the year ended September 30, 2018	—	—	—	—	—	(452,765)	(452,765)

Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' (Deficit)

For the Year Ended September 30, 2019

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)

Interest on Related Party Note Payable - imputed interest	—	—	7,032	—	—	—	7,032

Related party debt forgiveness - doubtful collection	—	—	(2,000)	—	—	—	(2,000)

Net loss for the year ended September 30, 2019	—	—	—	—	—	(375,478)	(375,478)

Balance, September 30, 2019	432,192	$432	$1,218,529	$—	$(80)	$(2,203,543)	$(984,662)

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Organization

Alternative Investment Corporation (the "Company") was incorporated in Nevada on March 26, 2007. As of the date hereof, the Company has no operations.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $375,478 and $452,765 for the year ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company had an accumulated deficit of $2,203,543 and stockholders’ deficit of $984,662. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

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

SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts. The Company did not have any financial instruments at September 30, 2019 and 2018.

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  As of September 30, 2019 and 2018, the Company has accrued payables of $175,341 and $195,668, respectively.

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

Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of September 30, 2019 and 2018, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

SEPTEMBER 30, 2019

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's financial statements as of September 30, 2019.

NOTE 4 – LOAN RECEIVABLE

On January 18, 2017, the Company issued a loan to B&B Inc. in the amount of $11,000 at annual rate of eight percent (8%) and was due on July 18, 2018. Accrued interest at September 30, 2019 and 2018 was $2,375 and $1,495, respectively. As of September 30, 2019 and 2018, the Company has fully reserved this loan and accrued interest as doubtful to be collected.

On October 1, 2017, the Company entered into a $15,000 loan agreement with Visit Brands Inc. This is a demand loan bearing a 5% interest. Under this agreement the Company advanced Visit Brands Inc. $9,037 on October 3, 2017 and $4,500 on November 3, 2017. As of September 30, 2019 and 2018, the Company has fully reserved this note as it is doubtful that it will ever be collected. As of September 30, 2019 the note had accrued interest of $1,329.

All accrued interest has also been fully allowed as doubtful to be collected as of September 30, 2019.

NOTE 5 – RELATED PARTIES

As of September 30, 2019 and 2018, $231,973, was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $7,032 and $17,462 for the years ended September 30, 2019 and 2018, respectively.  On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).

On April 1, 2016, the Company issued a loan to Fingi Inc., a company of which Canton may be deemed a controlling person, in the amount of $50,000. The terms include no monthly payments with interest compounding monthly at an annual rate of four percent (4%). The entirety of the accrued interest and principal were originally due on December 31, 2016.  The note remained in default until November 8, 2017, when the Company entered into an amendment agreement on this note to extend the maturity date to June 30, 2018.  For the year ended September 30, 2019 and 2018, $7,008 and $5,008 has been recognized, respectively, as interest income and included in the consolidated statements of operations. As of September 30, 2019 and 2018, the Company has fully reserved these loans as uncollectable. As of September 30, 2019, the Company has stopped accruing interest receivable on these notes.

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc (“Fingi”). Fingi is company for which Canton, our largest shareholder, may be deemed a controlling entity. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2019, amount due for rent was $5,684 per month. For the year ended September 30, 2019 and 2018 rent and utilities expenses amounted to $75,367 and $72,927, respectively.

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

As of September 30, 2019 and 2018, the Company had a liability due to its former Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $2,000 and $6,000, respectively.  The amount was reflected in accounts payable on the Company’s financial statements. Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.  As of September 30, 2019, the Company had a liability due to its current Chief Executive and Chief Financial Officer, Antonio Treminio, in the amount of $109,051.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 5 – RELATED PARTIES (CONTINUED)

As of September 30, 2019, Alternative Strategy Partners Pte. Ltd. (“ASP”) was considered a related party. As a shareholder, ASP owns 20.4% of the outstanding stock of the Company as well as $380,347 of current debt. Additionally, ASP has committed to lend an additional $669,653 to the Company under a line of credit agreement (SEE NOTE 6).

NOTE 6 – LINE OF CREDIT – RELATED PARTY

During the year ended September 30, 2018, The Company received $26,000 from ASP in the form of advances under three promissory notes bearing an interest rate of 8%.   During the year ended September 30, 2019, ASP loaned the Company $259,916 under separate one-year 8% notes. Additionally, on March 8, 2019, ASP wired $74,768 to the primary lessor of the office space where the Company maintains its corporate office. Since the Company pays 50% of the rent under an expense sharing agreement, the amount of $37,384 was recorded as a loan from ASP on the Company’s balance sheet as loans payable. On August 8, 2019, the Company entered into a $1,000,000 Line of Credit agreement with ASP. The Line of Credit has an expiration date of December 31, 2024. As a result of this agreement, monthly rental payments paid by ASP in the amount of $130,339, previously recorded as accounts payable was transferred to ASP Loan payable and interest was applied retroactively. Under this agreement, all former advances were applied toward the overall cap of the line of credit. As of September 30, the Company had $669,653 available under the agreement. As of September 30, 2019, collective accrued interest on all notes and advances was $24,063.

As of September 30, 2019, all advances are covered by notes payable except the $137,386 covered by the blanket agreement for monthly rental payments paid by ASP and previously recorded as accounts payable. This amount has a due date co-terminus with the overall agreement of December 31, 2019. The balance of the non-current portion of the line of credit at September 30, 2019 was $137,386.

NOTE 7 – NOTES PAYABLE - RELATED PARTY

On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding to Fess Group Holdings LLC notes were transferred to Canton Investments, Ltd. As of February 28, 2018, these notes were considered related party notes.

Notes payable – related party consisted of the following as of:

		September 30, 2019	September 30, 2018
Canton Investments, Ltd.	(a)	$35,000	$35,000
Canton Investments, Ltd.	(b)	4,000	4,000
Canton Investments, Ltd.	(c)	35,000	35,000
Canton Investments, Ltd.	(d)	7,000	7,000
Canton Investments, Ltd.	(e)	5,000	5,000
Alternative Strategy Partners Pte. Ltd.	(f)	50,000	50,000
Total notes payable – Related party		136,000	$136,000
Less - current portion of these notes		$(136,000)	$(136,000)
Notes Payable – Related Party		$—	$—

(a) On November 30, 2016, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2019, this note had accrued interest of $7,932.

(b) On January 3, 2017, the Company entered into a six-month 8% loan agreement with JIFM in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2019, this note had accrued interest of $877.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 7 – NOTES PAYABLE - RELATED PARTY (CONTINUED)

(c) On January 17, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2019, this note had accrued interest of $7,564.

(d) On January 19, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2019, this note had accrued interest of $1,510.

(e) On January 23, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of September 30, 2019, this note had accrued interest of $1,074.

(f) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to ASP. At September 30, 2019, the note has accrued interest of $10,652.

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

On December 15, 2017, the Company entered into a memorandum of agreement to extend maturity date of the July 3, 2015 bond to March 30, 2018.  The same terms as the original agreement prevailed and the Company continued to accrue interest.  As of September 30, 2019 and 2018, the Company has recorded an allowance for the unrecoverability of this investment in the amount of $100,000.

On December 28, 2017, Bullion Japan paid accrued interest through April 2018 in the amount of $33,160.  Bullion Japan Inc. further paid the principal of $100,000 relative to the June 8, 2015 note on that same day.  Upon payment accrued interest was $28,624.  As a result of this payment in excess of accrued interest the Company recorded deferred interest revenue in the amount of $4,356.  At September 30, 2018 all deferred revenue was recognized. As of September 30, 2019, the Company had a balance of $11,486 in accrued interest that has been fully reserved as doubtful as it relates to future collection.

NOTE 9 – COMMON STOCK

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  At September 30, 2019 and 2018, the Company had 432,192 shares issued and 431,991 shares outstanding.

No shares were issued during the year ended September 30, 2019.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 9 – COMMON STOCK (CONTINUED)

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

NOTE 10 – INCOME TAXES

No provision was made for income taxes for the years ended September 30, 2019 and 2018 as the Company had incurred net losses for tax purposes of $375,478 and $452,765, respectively.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

Deferred income tax assets:	September 30, 2019	September 30, 2018
Net operating loss carry forwards	$439,700	$361,200
Valuation allowance	(439,700)	(361,200)
Net deferred income tax assets	$—	$—

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $78,500 and $98,700 for the years ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the Company has net operating loss carry forwards of approximately $2,094,000, $1,700,000 that will fully expire with the tax year ending September 30, 2037.  For tax years beginning after December 31, 2017, the carry-back option is no longer available and carry forward provisions are limited to eighty percent of taxable income but do not expire.  The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

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

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 10 – INCOME TAXES (CONTINUED)

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Nevada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of September 30, 2019, the Company has not filed any tax returns. As of September 30, 2019, tax years 2007 through 2018 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

NOTE 11 – CURRENT LITIGATION

On August 13, 2019, the Company received a registered letter dated August 7, 2019 from the law firm of Smith, Carroad, Levy & Parikh, P.C. pursuant to a Summons and Complaint filed with the Supreme Court of New York on April 4, 2019. The plaintiff, Raich Ende Malter & Co. LLP., claims that the Company owes past due fees in the amount of $49,281 for auditing, accounting, management consulting and tax services rendered for the fiscal years ended September 30, 2016 and 2017. The summons was improperly served to an unknown party to the Company. (Index # 153512-2019 filed with the Supreme Court of New York). The Company has fully accrued this amount as General and Administrative expense on its Statement of Operations for the year ended September 30, 2019. The Company continues to try to resolve this issue with plaintiff.

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued and has not found any transactions or events requiring disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2019 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2019, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2019:

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

As a result of the material weakness described above, management has concluded that, as of September 30, 2019, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

			Held
			Position
Name	Age	Positions	Since

Shuichi Uda	46	Director	8/21/2015

Antonio Treminio	48	Director, Chief Executive Officer and Chief Financial Officer	12/01/2017

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

Committees of the Board of Directors

None.

Auditors

Our independent registered public accounting firm for the year ended September 30, 2019 and 2018 was Haynie & Company.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of September 30, 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total

Shuichi Uda (2)	2019	$–	$–	$–	$–	$–
Director	2018	$–	$–	$–	$–	$–

Antonio Treminio (3)	2019	$60,000	$–	$–	$–	$60,000
Chief Executive Officer, Interim Chief	2018	$55,000	$–	$25,500	$–	$80,500
Financial Officer, and Director

(1)	Mr. Shuichi Uda was appointed as a Director on August 21, 2015.

(2)	Mr. Treminio was appointed Director, Chief Executive Officer and Interim Chief Financial Officer on December 1, 2017. No salary has been paid to Mr. Treminio as of this report date. All amounts due Mr. Treminio are currently recorded as Accounts Payable on the Company’s Balance Sheet as of September 30, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of September 30, 2019. Except as otherwise noted, the address of the referenced individual is c/o Alternative Investment Corporation, 150 East 52nd Street, Suite 1102 New York, New York 10022.

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

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Haynie & Company during the years ended September 30, 2019 and Green & Company CPA’s for the year ended 2018, for the categories of services indicated.

	Years Ended September 30,
Category	2019	2018
Audit Fees	$17,000	$12,800
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,000	$12,800

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Articles of incorporation (2)
Exhibit 10.1	February 27, 2017 agreement to terminate April 1, 2016, Shareholders’ Agreement with Basil and Barns, Inc. to acquire 55% of the outstanding common shares of B&B Inc. (2)
Exhibit 10.2	Resignation letter of Mr. Daniel Otazo as Director, Chief Executive Officer and interim Chief Financial Officer, dated November 30, 2017 (1)
Exhibit 10.3	Related party debt conversion agreement with Canton date April 1, 2018 (2)
Exhibit 10.4	Related party debt conversion agreement with Alternative Strategy Partners April 1, 2018 (2)
Exhibit 10.5	Six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000 dated January 31, 2017 (2)
Exhibit 10.6	Six-month 8% loan agreement with JIFM LLC in the amount of $35,000 dated November 30, 2016 (2)
Exhibit 10.7	Six-month 8% loan agreement with JIFM LLC in the amount of $35,000 dated January 17, 2017 (2)
Exhibit 10.8	Form of 12-month 8% promissory notes with Alternative Strategy Partners in the cumulate amount of $26,000 dated August 20, 2018, September 12, 2018 and September 20, 2018 (2)
Exhibit 10.9	12-month 8% promissory notes with Alternative Strategy Partners in the amount of $7,000 dated October 3, 2018 (3)
Exhibit 10.10	Line of credit agreement with Alternative Strategies Partners, Ltd. with a maximum of $1,000,000 credit dated August 8, 2019 (4)
Exhibit 10.11	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $8,000 dated January 11, 2019
Exhibit 10.12	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $15,000 dated February 11, 2019
Exhibit 10.13	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $15,000 dated March 20, 2019
Exhibit 10.14	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $500 dated March 28, 2019
Exhibit 10.15	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $10,000 dated May 4, 2019
Exhibit 10.16	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $10,000 dated May 23, 2018
Exhibit 10.17	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% Promissory Note in the amount of $800 dated May 29, 2019
Exhibit 10.18	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $6,800 dated June 4, 2019
Exhibit 10.19	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $3,000 dated June 13, 2019
Exhibit 10.20	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $2,200 dated June 21, 2019
Exhibit 10.21	Alternative Strategy Partners Pte Ltd (ASP) Related Party 8% - Promissory Note in the amount of $5,400 dated June 13, 2018
Exhibit 10.22	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $2,348 dated July 2, 2019
Exhibit 10.23	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $5,500 dated July 11, 2019
Exhibit 10.24	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $5,300 dated July 29, 2019

Exhibit 10.25	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $5,500 dated August 19, 2019
Exhibit 10.26	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $949 dated August 22, 2019
Exhibit 10.27	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $5,380 dated August 28, 2019
Exhibit 10.28	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $5,500 dated September 26, 2019
Exhibit 10.29	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $5,400 dated September 12, 2019
Exhibit 10.30	Alternative Strategy Partners Pte Ltd (ASP) - Related Party 8% - Promissory Note in the amount of $10,000 dated September 11, 2019
Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer *
Exhibit 31.2	Rule 13a-14(a) Certification by the Chief Financial Officer *
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Included by reference whereby originally filed on Form 8-K on December 5, 2017
(2)	Included by reference whereby originally filed on Form 10-K on January 15, 2019
(3)	Included by reference whereby originally filed on Form 10-Q on February 19, 2019
(4)	Included by reference whereby originally filed on Form 10-Q on August 19, 2019

SIGNATURES

Item 16.   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Antonio Treminio	January 14, 2020
Antonio Treminio, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Antonio Treminio	January 14, 2020
Antonio Treminio, Chief Executive Officer	Date

