Form 10-Q
period 2019-12-31
Alternative Investment Corp
filed 2020-02-19
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  x  No  o

As of February 19, 2020, the registrant had 431,991 shares of its Common Stock, $0.001 par value, outstanding.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AIKO	OTC Pink

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

DECEMBER 31, 2019

2

ALTERNATIVE INVESTMENT CORPORATION

Condensed Balance Sheets

	December 31, 2019	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$864	$3,218
Miscellaneous receivable other, net	—	366
Total current assets	864	3,584
Total assets	$864	$3,584

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$204,782	$175,341
Accrued expense	58,540	58,054
Line of Credit - related party, current portion	226,496	192,961
Loan payable, short-term - related party	136,000	136,000
Accrued interest - including related party	67,363	56,531
Amount due to shareholder - related party	231,973	231,973
Total current liabilities	925,154	850,860
Line of Credit - related party, net of current portion	143,763	137,386
Total liabilities	1,068,917	988,246

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 432,192 and 431,991 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	432	432
Additional paid-in capital	1,220,307	1,218,529
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(2,288,712)	(2,203,543)
Total stockholders' deficit	(1,068,053)	(984,662)
Total liabilities and stockholders' deficit	$864	$3,584

The accompanying notes are an integral part of the financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Operations

(Unaudited)

	The three months ended December 31,
	2019	2018

Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—

Operating expenses
General and administrative expenses	67,909	54,949
Professional fees	3,500	3,500
Total operating expenses	71,409	58,449

Loss from operations	(71,409)	(58,449)

Other income (expense):
Interest income	—	2,979
Interest expense	(13,760)	(5,177)
Total other income (expense)	(13,760)	(2,198)

Loss before income taxes	$(85,169)	$(60,647)
Provision for income taxes	—	—
Net loss	$(85,169)	$(60,647)

Net loss per share - basic and diluted	$(0.20)	$(0.14)

Weighted average number of shares outstanding - Basic and Diluted	431,991	431,991

The accompanying notes are an integral part of the financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	The three months ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(85,169)	$(60,647)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Imputed interest on amounts due to shareholder	1,778	—
Accounts payable	29,441	39,533
Miscellaneous receivable	366	—
Interest payable	10,832	5,162
Accrued expenses	486	4,182
Prepaids and deposits	—	195
Net cash used in operating activities	(42,266)	(11,575)

Cash flows from financing activities:
Proceeds from line of credit	33,535	7,000
Accounts payable converted to line of credit	6,377	—
Net cash provided by financing activities	39,912	7,000

Net decrease in cash	(2,354)	(4,575)
Cash and cash equivalents at beginning of period	3,218	5,620
Cash and cash equivalents at end of period	$864	$1,045

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Debt converted for stock to be issued	$—	$—
Related party forgiveness of debt classified as additional paid in capital	$—	$—
Interest reclassed to Additional Paid in Capital - imputed interest	$1,778	$1,754

The accompanying notes are an integral part of the condensed financial statements.

ALTERNATIVE INVESTMENT CORPORATION

Condensed Statements of Stockholders' Equity (Deficit)

For the Quarter Ended December 31, 2018

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)

Interest on Related Party Note Payable - imputed interest	—	—	1,754	—	—	—	1,754

Related party debt forgiveness - doubtful collection	—	—	—	—	—	—	—

Net loss for the year ended December 31, 2018	—	—	—	—	—	(60,647)	(60,647)

Balance, December 31, 2018	432,192	$432	$1,214,747	$—	$(80)	$(1,888,712)	$(673,109)

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' Equity (Deficit)

For the Quarter Ended December 31, 2019

(Unaudited)

	Common stock		Paid-in	Common			Total
			capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2019	432,192	$432	$1,218,529	$—	$(80)	$(2,203,543)	$(984,662)

Interest on Related Party Note Payable - imputed interest	—	—	1,778	—	—	—	1,778

Net loss for the three months ended September 30, 2019	—	—	—	—	—	(85,169)	(85,169)

Balance, December 31, 2019	432,192	$432	$1,220,307	$—	$(80)	$(2,288,712)	$(1,068,053)

The accompanying notes are an integral part of the condensed financial statements.

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2019 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts is in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

The Company continues to evaluate potential acquisitions and/or merger/investment opportunities. Most recently the Company evaluated two sectors; real estate and biotechnology whereby no developments were materialized. Management is currently evaluating other alternative options with special focus on the precious metals sector. Management’s top priority or objective is to continue evaluating opportunities to build shareholder’s value.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $85,169 and $375,478 for the three months ended December 31, 2019 and year ended September 30, 2019, respectively. At December 31, 2019, the Company had an accumulated deficit of $2,288,712 and stockholders’ deficit of $1,068,053. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

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

Fair Value of Financial Instruments

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts. The Company did not have any financial instruments at December 31, 2019 and September 30, 2019.

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  As of December 31, 2019 and September 30, 2019, the Company has accrued payables of $204,782 and $175,341, respectively.

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

Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of December 31, 2019 and September 30, 2019, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and we are currently assessing the impact this standard will have on the Company's financial statements.  The Company is currently party to a long-term lease that is being considered relative to the adoption of this standard (See NOTE 4).

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's financial statements as of December 31, 2019.

NOTE 4 – RELATED PARTIES

As of December 31, 2019 and September 30, 2019, $231,973, was due to Canton. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $1,778 and $7,032 for the three months ended December 31, 2019 and year ended September 30, 2019, respectively.  On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc (“Fingi”). Fingi is company for which Canton, our largest shareholder, may be deemed a controlling entity. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the year ended September 30, 2019, amount due for rent was $6,377 per month. For the three month ended December 31, 2019 and 2018 rent and utilities expenses amounted to $19,132 and $18,548, respectively.

As of December 31, 2019 and September 30, 2019, the Company had a liability due to its former Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $2,000.  The amount was reflected in accounts payable on the Company’s financial statements. Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.  As of December 31, 2019 and September 30, 2019, the Company had a liability due to its current Chief Executive and Chief Financial Officer, Antonio Treminio, in the amount of $124,051 and $109,051, respectively.

As of September 30, 2019, Alternative Strategy Partners Pte. Ltd. (“ASP”) was considered a related party. As a shareholder, ASP owns 20.4% of the outstanding stock of the Company as well as $420,259 of current debt. Additionally, ASP has committed to lend an additional $629,741 to the Company under a line of credit agreement (SEE NOTE 5).

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

NOTE 5 – LINE OF CREDIT – RELATED PARTY

During the year ended September 30, 2019, ASP loaned the Company $259,916 under separate one-year 8% notes. Additionally, on March 8, 2019, ASP wired $74,768 to the primary lessor of the office space where the Company maintains its corporate office. Since the Company pays 50% of the rent under an expense sharing agreement, the amount of $37,384 was recorded as a loan from ASP on the Company’s balance sheet as loans payable. On August 8, 2019, the Company entered into a $1,000,000 Line of Credit agreement with ASP. The Line of Credit has an expiration date of December 31, 2024. As a result of this agreement, monthly rental payments paid by ASP in the amount of $130,339, previously recorded as accounts payable was transferred to ASP Loan payable and interest was applied retroactively. Under this agreement, all former advances were applied toward the overall cap of the line of credit. As of September 30, the Company had $629,741 available under the agreement. As of December 31, 2019, collective accrued interest on the line of credit was $30,351.

As of December 31, 2019, all advances are covered by notes payable except the $143,763 covered by the blanket agreement for monthly rental payments paid by ASP and previously recorded as accounts payable. This amount has a due date co-terminus with the overall agreement of December 31, 2024. The balance of the non-current portion of the line of credit at December 31, 2019 was $143,763.

NOTE 6 – NOTES PAYABLE - RELATED PARTY

On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding to Fess Group Holdings LLC notes were transferred to Canton Investments, Ltd. As of February 28, 2018, these notes were considered related party notes.

Notes payable – related party consisted of the following as of:

		December 31, 2019	September 30, 2019
Canton Investments, Ltd.	(a)	$35,000	$35,000
Canton Investments, Ltd.	(b)	4,000	4,000
Canton Investments, Ltd.	(c)	35,000	35,000
Canton Investments, Ltd.	(d)	7,000	7,000
Canton Investments, Ltd.	(e)	5,000	5,000
Alternative Strategy Partners Pte. Ltd.	(f)	50,000	50,000
Total notes payable – Related party		136,000	$136,000
Less - current portion of these notes		$(136,000)	$(136,000)
Notes Payable – Related Party		$—	$—

(a) On November 30, 2016, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2019, this note had accrued interest of $8,638.

(b) On January 3, 2017, the Company entered into a six-month 8% loan agreement with JIFM in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2019, this note had accrued interest of $957.

(c) On January 17, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2019, this note had accrued interest of $8,270.

NOTE 6 – NOTES PAYABLE - RELATED PARTY (CONTINUED)

(d) On January 19, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2019, this note had accrued interest of $1,651.

(e) On January 23, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of December 31, 2019, this note had accrued interest of $1,175.

(f) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to ASP. At December 31, 2019, the note has accrued interest of $11,660.

NOTE 7 – COMMON STOCK

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  At December 31, 2019 and September 30, 2019, the Company had 432,192 shares issued and 431,991 shares outstanding.

No shares were issued during the three months and year ended December 31, 2019 and September 30, 2019.

NOTE 8 – CURRENT LITIGATION

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

NOTE 9 – SUBSEQUENT EVENTS

On January 23, 2020, ASP paid rent on behalf of the Company in the amount of $6,377 for the month of November 2019. This amount will be transferred to the Company’s line of credit ( See Note 5).

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and in our subsequent filings with the Securities and Exchange Commission

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K, for the year ended September 30, 2019 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

Company Overview

Alternative Investment Corporation (the "Company") was incorporated in Nevada on March 26, 2007. As of the date hereof, the Company has no operations.

On September 18, 2015, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Alternative Investment Corporation.

The Company continues to evaluate potential acquisitions and/or merger/investment opportunities. Most recently the Company evaluated two sectors; real estate and biotechnology whereby no developments were materialized. Management is currently evaluating other alternative options with special focus on the precious metals sector. Management’s top priority or objective is to continue evaluating opportunities to build shareholder’s value.

Plan of Operation

The Company is focused on new investment opportunities which lie in the real estate sector with primary focus on distressed real estate assets and/or alternative real estate developments as well as other technologies in the biotech sector.

Results of Operations

For the Three Months Ended December 31, 2019 and 2018

Revenues

The Company had no revenue for the three months ended December 31, 2019 and 2018.

General and Administrative Expenses

For the three months ended December 31, 2019 and 2018 total General and Administrative Expenses were $67,909 and $54,949 resulting in a increase of $12,960. The increase in General and Administrative Expenses is primarily a result of an increase in payroll expense of $18,642 offset by lower consulting fees of $1,500 and lower bad debt expense of $2,979.

Professional fees

For the three months ended December 31, 2019 and 2018 total professional fees were unchanged at $3,500 each period.

 Other income (expense)

For the three months ended December 31, 2019 total other expense was $13,760 compared to $2,198 for the same period in the prior year. The higher expense was due to the higher interest cost of $8,583 related to increased debt as well as reduction of interest income of $2,979.

Net loss

Our net loss to shareholders for the three months ended December 31, 2019 and 2018 was $85,169 and $60,647, respectively.  The increase in net loss was due to higher payroll and interest expense.

Liquidity and Capital Resources

Overview

As of December 31, 2019, the Company had $864 of cash compared to $3,218 at September 30, 2019 and a deficit in working capital of $924,290 and $847,276, respectively. Historically, our operating expenses have been funded and paid by ASP, current through a line of credit arrangement.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $400,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Three Months Ended December 31, 2019 compared the Three Months ended December 31, 2018

We used cash in operating activities of $42,66 and $11,575 for the three months ended December 31, 2019, and 2018, respectively. The elements of cash flow used in operations for the three months ended December 31, 2019 included a net loss of $85,169, increase in largely by an increase in accounts payable of $29,441 and an increase in interest payable of $12,610. The elements of cash flow used in operations for the three months ended December 31, 2018 included a net loss of $60,647, decrease in largely by an increase in accounts payable of $39,533.

 The Company neither received or used cash from investing activities for the three months ended December 31, 2019 and 2018.

Cash provided by financing activities for the three months ended December 31, 2019 was $35,535 proceeds from a third-party loan in addition to $6,377 transferred from Accounts payable to the line of credit. For the three months ended December 31, 2018 the company received $7,000 proceeds for ASP in the form of a note payable which subsequently organized under the Company’s line of credit.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended September 30, 2019 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  As of February 18, 2020, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended December 31, 2019.

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

As of December 31, 2019, the Company was in default of individual notes under its line of credit in the amount of $33,000.

Subsequent to December 31, 2019 as of this report date, the Company was in default of individual notes under its line of credit in the amount of $23,000.

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

Date: February 19, 2020	By:	/s/ Antonio Treminio
Antonio Treminio
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

