Form 10-Q/A
period 2020-03-31
Alternative Investment Corp
filed 2020-08-24
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of August 19, 2020, the registrant had 431,991 shares of its Common Stock, $0.001 par value, outstanding.

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

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Quarterly Report”) of Alternative Investment Corporation (the “Company”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on July 6, 2020 to add the following disclosure regarding reliance by the Company on the SEC Order issued March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”).

This Amendment is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Original Filing.

2

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed, on May 14, 2020, a Current Report on Form 8-K (the “Form 8-K”) indicating its intention to rely on the Order. As stated in the Form 8-K, there has been a very real and tangible impact on the Company’s ability to file on time. The Company’s office remains effectively closed and inaccessible due to New York Governor Andrew Cuomo’s “New York on PAUSE” executive order (“Government Emergency Order”), making use of the office as intended impossible as of March 22, 2020. The Company has been unable to maintain up to date banking, bookkeeping and accounting operations. As a result, the Company was unable to gather all of the documents it requires to timely file the Quarterly Report in an appropriate fashion which will adequately and accurately present the Company’s financial position in a way protective of its shareholders and investors.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART II - OTHER INFORMATION

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

Date: August 24, 2020	By:	/s/ Antonio Treminio
Antonio Treminio
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

3