Form 10-Q
period 2020-06-30
Alternative Investment Corp
filed 2020-08-24
CIK 1405660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 18, 2020, the registrant had 431,991 shares of its Common Stock, $0.001 par value, outstanding.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AIKO	OTC Pink

ALTERNATIVE INVESTMENT CORPORATION

FORM 10-Q

JUNE 30, 2020

2

Item 1.	Condensed Financial Statements

ALTERNATIVE INVESTMENT CORPORATION

Balance Sheets

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,949	$3,218
Miscellaneous receivable other, net	—	366
Total current assets	1,949	3,584
Total assets	$1,949	$3,584

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$266,597	$175,341
Accrued expense	75,280	58,054
Line of Credit - related party, current portion, net	269,286	192,961
Loan payable, short-term - related party	136,000	136,000
Accrued interest - including related party	88,229	56,531
Amount due to shareholder - related party	231,973	231,973
Total current liabilities	1,067,365	850,860
Line of Credit - related party, net of current portion	143,763	137,386
Total liabilities	1,211,128	988,246

Stockholders' deficit:
Common stock, $.001 par value, 1,600,000,000 shares authorized, 432,192 and 431,991 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	432	432
Additional paid-in capital	1,223,824	1,218,529
Treasury stock, at cost	(80)	(80)
Accumulated deficit	(2,433,355)	(2,203,543)
Total stockholders' deficit	(1,209,179)	(984,662)

Total liabilities and stockholders' deficit	$1,949	$3,584

The accompanying notes are an integral part of these condensed unaudited financial statements

ALTERNATIVE INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses
General and administrative expenses	48,752	77,665	167,169	188,256
Professional fees	5,500	5,500	21,540	25,500
Total operating expenses	54,252	83,165	188,709	213,756

Loss from operations	(54,252)	(83,165)	(188,709)	(213,756)

Other income (expense):
Interest income	—	3,887	—	8,839
Interest expense	(15,273)	(20,256)	(41,103)	(33,124)
Total other income (expense)	(15,273)	(16,369)	(41,103)	(24,285)

Loss before income taxes	(69,525)	(99,534)	(229,812)	(238,041)

Provision for income taxes	—	—	—	—
Net loss	$(69,525)	$(99,534)	$(229,812)	$(238,041)

Net loss per share - basic and diluted	$(0.16)	$(0.23)	$(0.53)	$(0.55)

Weighted average number of shares outstanding - Basic and Diluted	431,991	431,991	431,991	431,991

The accompanying notes are an integral part of these condensed unaudited unaudited financial statements

ALTERNATIVE INVESTMENT CORPORATION

Statements of Cash Flows

(Unaudited)

	The nine months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(229,812)	$(238,041)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Imputed interest on amounts due to shareholder	5,295	—
Accounts payable	91,256	94,123
Miscellaneous receivable	366	—
Interest payable	31,698	33,100
Accrued expenses	17,226	(4,207)
Prepaids and deposits	—	(11,679)
Net cash used in operating activities	(83,971)	(126,704)

Cash flows from financing activities:
Proceeds from line of credit	76,325	121,084
Accounts payable converted to line of credit	6,377	—
Net cash provided by financing activities	82,702	121,084

Net decrease in cash	(1,269)	(5,620)
Cash and cash equivalents at beginning of period	3,218	5,620
Cash and cash equivalents at end of period	$1,949	$—

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Related party forgiveness of debt classified as additional paid in capital	$—	$—
Interest reclassed to Additional Paid in Capital - imputed interest	$5,295	$5,253

The accompanying notes are an integral part of these condensed unaudited financial statements

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended June 30, 2019 by Quarter

(Unaudited)

			Paid-in	Common			Total
	Common stock		capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)
Interest on Related Party Note Payable - imputed interest	—	—	1,754	—	—	—	1,754
Related party debt forgiveness - doubtful collection	—	—	(504)	—	—	—	(504)
Net loss for the year ended December 31, 2018	—	—	—	—	—	(60,647)	(60,647)
Balance, December 31, 2018	432,192	$432	$1,214,747	$—	$(80)	$(1,888,712)	$(673,613)

Interest on Related Party Note Payable - imputed interest	—	—	1,740	—	—	—	1,740
Related party debt forgiveness - doubtful collection	—	—	(493)	—	—	—	(493)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(77,860)	(77,860)
Balance, March 31, 2019	432,192	$432	$1,215,994	$—	$(80)	$(1,966,572)	$(750,226)

Interest on Related Party Note Payable - imputed interest	—	—	1,759	—	—	—	1,759
Related party debt forgiveness - doubtful collection	—	—	(499)	—	—	—	(499)
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(99,534)	(99,534)
Balance, June 30, 2019	432,192	$432	$1,217,254	$—	$(80)	$(2,066,106)	$(848,500)

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended June 30, 2019

(Unaudited)

			Paid-in	Common			Total
	Common stock		capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2018	432,192	$432	$1,213,497	$—	$(80)	$(1,828,065)	$(614,216)
Interest on Related Party Note Payable - imputed interest	—	—	5,253	—	—	—	5,253
Related party debt forgiveness - doubtful collection	—	—	(1,496)	—	—	—	(1,496)
Net loss for the nine months ended June 30, 2019	—	—	—	—	—	(238,041)	(238,041)
Balance, June 30, 2019	432,192	$432	$1,217,254	$—	$(80)	$(2,066,106)	$(848,500)

The accompanying notes are an integral part of these condensed unaudited financial statements

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended June 30, 2020 by Quarter

(Unaudited)

			Paid-in	Common			Total
	Common stock		capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2019	432,192	$432	$1,218,529	$—	$(80)	$(2,203,543)	$(984,662)
Interest on Related Party Note Payable - imputed interest	—	—	1,778	—	—	—	1,778
Related party debt forgiveness - doubtful collection	—	—	—	—	—	—	—
Net loss for the three months ended December 31, 2019	—	—	—	—	—	(85,169)	(85,169)
Balance, December 31, 2019	432,192	$432	$1,220,307	$—	$(80)	$(2,288,712)	$(1,068,053)

Interest on Related Party Note Payable - imputed interest	—	—	1,758	—	—	—	1,758
Related party debt forgiveness - doubtful collection	—	—	—	—	—	—	—
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(75,118)	(75,118)
Balance, March 31, 2020	432,192	$432	$1,222,065	$—	$(80)	$(2,363,830)	$(1,141,413)

Interest on Related Party Note Payable - imputed interest	—	—	1,759	—	—	—	1,759
Related party debt forgiveness - doubtful collection	—	—	—	—	—	—	—
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(69,525)	(69,525)
Balance, June 30, 2020	432,192	$432	$1,223,824	$—	$(80)	$(2,433,355)	$(1,209,179)

ALTERNATIVE INVESTMENT CORPORATION

Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended June 30, 2020

(Unaudited)

			Paid-in	Common			Total
	Common stock		capital	stock	Treasury	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	stock	deficit	deficit
Balance, September 30, 2019	432,192	$432	$1,218,529	$—	$(80)	$(2,203,543)	$(984,662)
Interest on Related Party Note Payable - imputed interest	—	—	5,295	—	—	—	5,295
Related party debt forgiveness - doubtful collection	—	—	—	—	—	—	—
Net loss for the nine months ended June 30, 2020	—	—	—	—	—	(229,812)	(229,812)
Balance, June 30, 2020	432,192	$432	$1,223,824	$—	$(80)	$(2,433,355)	$(1,209,179)

The accompanying notes are an integral part of these condensed unaudited financial statements

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $229,812 and $238,041 for the nine months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company had an accumulated deficit of $2,433,355 and stockholders’ deficit of $1,209,179. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to develop and sustain a viable business model capable of generating sufficient revenues to support ongoing operations and overhead and to continue to raise investment capital through the sale of Company stock. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  No assurance can be given that the Company will be successful in these efforts.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Fair Value of Financial Instruments

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts. The Company did not have any financial instruments at June 30, 2020 and September 30, 2019.

Accounts payable

The Company accounts for expenses on the accrual basis of accounting under US GAAP (Generally Accepted Accounting Principles) where expenses are recorded when incurred.  Invoices for expense are recorded in the period in which they are incurred and reflected in accounts payable on the balance sheet of the Company.  Often expenses should be accounted for prior to an invoice being received. These amounts are reflected in accrued expense in the Company’s financial statements.  As of June 30, 2020 and September 30, 2019, the Company has accounts payables of $266,597 and $175,341, respectively.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the already defined above FASB ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.

Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares for periods in which the Company incurs losses as their effect is anti-dilutive.  As of June 30, 2020 and September 30, 2019, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

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

JUNE 30, 2020

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

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's financial statements as of June 30, 2020.

NOTE 4 – RELATED PARTIES

As of June 30, 2020 and September 30, 2019, $231,973, was due to Canton Investments Ltd (“CIL” or “Canton”), the largest shareholder of the Company. This is an unsecured loan, non-interest bearing and there is no repayment date. Interest has been calculated at an imputed interest rate of 3% and reflected as interest expense and as an increase to additional paid in capital in the amount of $5,297 and $7,032 for the nine months ended June 30, 2020 and year ended September 30, 2019, respectively. On April 1, 2018, Canton elected to convert $80,000 of the amount due into 94,118 common restricted shares of the Company ($0.85 per share).

On February 2, 2016, the Company entered into an expense sharing agreement with Fingi Inc (“Fingi”). Fingi is company for which Canton, our largest shareholder, may be deemed a controlling entity. Under the expense sharing agreement, the Company shares the rent and utility expenses incurred in connection with occupancy of office space that is being leased by Fingi Inc. During the nine months ended June 30, 2020, amount due for rent was $6,377 per month. For the nine months ended June 30, 2020 and 2019 rent and utilities expenses amounted to $57,396 and $56,235, respectively.

As of June 30, 2020 and September 30, 2019, the Company had a liability due to its former Chief Executive and Chief Financial Officer, Daniel Otazo in the amount of $2,000.  The amount was reflected in accounts payable on the Company’s financial statements. Amounts are due under a compensation for services provided agreement.  Mr. Otazo resigned from the Company in all official capacities on November 30, 2017.  As of June 30, 2020 and September 30, 2019, the Company had a liability due to its current Chief Executive and Chief Financial Officer, Antonio Treminio, in the amount of $154,051 and $109,051, respectively.

As of June 30, 2020 and September 30, 2019, Alternative Strategy Partners Pte. Ltd. (“ASP”) was considered a related party. As a shareholder, ASP owns 20.4% of the outstanding stock of the Company as well as $413,049 of current debt. Additionally, ASP has committed to lend an additional $586,951 to the Company under a line of credit agreement (SEE NOTE 5).

Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

NOTE 5 – LINE OF CREDIT – RELATED PARTY

During the year ended September 30, 2019, ASP loaned the Company $259,916 under separate one-year 8% notes. Additionally, on March 8, 2019, ASP wired $74,768 to the primary lessor of the office space where the Company maintains its corporate office. Since the Company pays 50% of the rent under an expense sharing agreement, the amount of $37,384 was recorded as a loan from ASP on the Company’s balance sheet as loans payable. On August 8, 2019, the Company entered into a $1,000,000 Line of Credit agreement with ASP. The Line of Credit has an expiration date of December 31, 2024. As a result of this agreement, monthly rental payments paid by ASP in the amount of $130,339, previously recorded as accounts payable was transferred to ASP Loan payable and interest was applied retroactively. Under this agreement, all former advances were applied toward the overall cap of the line of credit. As of June 30, 2020 and September 30, 2019 the Company had a balance of $413,049 and $319,294 under the agreement, respectively. As of June 30, 2020, collective accrued interest on the line of credit was $45,792.

Beginning January 1, 2020, the Company and ASP agreed that one of the full time employee’s salary and related payroll taxes, although will still be paid out of the Company’s accounts the full charge will be borne by ASP and the amounts paid will be credited against the amount of funds advanced under the Line of credit. For the three months ended June 30, 2020, the amount of payroll paid by the Company to offset the Line of credit was $39,430. The Line of credit is recorded net of these disbursements.

As of June 30, 2020, all advances are covered by notes payable except the $143,763 covered by the blanket agreement for monthly rental payments paid by ASP and previously recorded as accounts payable. This amount has a due date co-terminus with the overall agreement of December 31, 2024. The balance of the non-current portion of the line of credit at June 30, 2020 was $143,763.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 6 – NOTES PAYABLE - RELATED PARTY

On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding to Fess Group Holdings LLC notes were transferred to Canton Investments, Ltd. As of February 28, 2018, these notes were considered related party notes.

Notes payable – related party consisted of the following as of:

		June 30, 2020	September 30, 2019
Canton Investments, Ltd.	(a)	$35,000	$35,000
Canton Investments, Ltd.	(b)	4,000	4,000
Canton Investments, Ltd.	(c)	35,000	35,000
Canton Investments, Ltd.	(d)	7,000	7,000
Canton Investments, Ltd.	(e)	5,000	5,000
Alternative Strategy Partners Pte. Ltd.	(f)	50,000	50,000
Total notes payable – Related party		136,000	136,000
Less - current portion of these notes		(136,000)	(136,000)
Notes Payable – Related Party		$—	$—

(a) On November 30, 2016, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of May 30, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2020, this note had accrued interest of $10,034.

(b) On January 3, 2017, the Company entered into a six-month 8% loan agreement with JIFM in the amount of $4,000. The note had a maturity date of July 3, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2020, this note had accrued interest of $1,117.

(c) On January 17, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $35,000. The note had a maturity date of July 17, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2020, this note had accrued interest of $9,666.

(d) On January 19, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $7,000. The note had a maturity date of July 19, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2020, this note had accrued interest of $1,930.

(e) On January 23, 2017, the Company entered into a six-month 8% loan agreement with JIFM LLC in the amount of $5,000. The notes had a maturity date of July 23, 2017.  The Company is currently trying to cure the default under this note.  On February 28, 2018, the noteholder, JIFM LLC., entered into a settlement agreement with Basil and Barnes Holding LLC.  Under terms of the settlement all outstanding notes were transferred to Canton Investments, Ltd.  As of June 30, 2020, this note had accrued interest of $1,374.

(f) On January 31, 2017, the Company entered into a six-month 8% loan agreement with Basil and Barns Capital Inc. in the amount of $50,000.  The note had a maturity date of July 31, 2017.  The Company is currently trying to cure the default under this note.  On June 15, 2018, Basil and Barns Capital Inc. assigned this note to ASP. At June 30, 2020, the note has accrued interest of $13,655.

NOTE 7 – COMMON STOCK

The Company has authorized 1,600,000,000 shares of Common Stock, $0.001 par value.  At June 30, 2020 and September 30, 2019, the Company had 432,192 shares issued and 431,991 shares outstanding.

No shares were issued during the nine months ended June 30, 2020 and year ended September 30, 2019.

ALTERNATIVE INVESTMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company has received $2,700 in advances from ASP (a related party) under the August 8, 2019, $1,000,000 Line of Credit agreement with ASP, expiring December 31, 2024.  These individual notes bear 8% interest with a maturity date one year from the date of the advance.

There are no other subsequent events that need to be disclosed.

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

Results of Operations

For the Three and Nine Months Ended June 30, 2020 and 2019

Revenues

The Company had no revenue for the three and nine months ended June 30, 2020 and 2019.

General and Administrative Expenses

For the three months ended June 30, 2020 and 2019 total General and Administrative Expenses were $48,752 and $77,665 resulting in a decrease of $28,913. The decrease in General and Administrative Expenses is primarily a result of an decrease in salary expense of $18,000 and lower bad debt expense of $3,887.

For the nine months ended June 30, 2020 and 2019 total General and Administrative Expenses were $167,169 and $188,256, respectively resulting in a decrease of $21,087. The decrease in General and Administrative Expenses is primarily a result of a decrease in bad debt expense of $8,472, $4,500 lower consulting, lower bookkeeping services of $3,998 and $1,625 less transfer agent fees.

Professional fees

For the three months ended June 30, 2020 and 2019 total professional fees were unchanged $5,500 for each period.

For the nine months ended June 30, 2020 and 2019 total professional fees were $21,540 and $25,500, respectively. The decrease of $3,960 was the result of lower audit fees in the current period.

Other income (expense)

For the three months ended June 30, 2020 total other expense was $15,273 compared to $16,369 for the same period in the prior year. The lower expense was due to the lower interest cost of $4,983 related to debt offset by no interest income in the current period compared to $3,887 in the prior period.

For the nine months ended June 30, 2020 total other expense was $41,103 compared to $24,285 for the same period in the prior year. The higher expense of $16,818 was due to the higher interest cost of $7,979 related to increased debt and no interest income in the current period compared to $8,839 in the prior period.

Net loss

Our net loss to shareholders for the three and nine months ended June 30, 2020 was $69,525 and $229,812 compared to $99,534 and $238,041 for the same periods in the previous year. The decrease in net loss was largely due to lower general and administrative expense offset by lower interest expense as well as the lack of interest income in the current year.

Liquidity and Capital Resources

Overview

As of June 30, 2020, the Company had $1,949 of cash compared to $3,218 at September 30, 2019 and a deficit in working capital of $1,065,416 and $847,276, respectively. Historically, our operating expenses have been funded and paid by ASP, current through a line of credit arrangement.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $400,000 in expenses and acquisitions during the next twelve months of operations.

Liquidity and Capital Resources during the Nine Months Ended June 30, 2020 compared the Nine Months ended June 30, 2019

We used cash in operating activities of $83,971 and $126,704 for the nine months ended June 30, 2020, and 2019, respectively. The elements of cash flow used in operations for the nine months ended June 30, 2020 included a net loss of $229,812, an increase in accounts payable of $91,256 and an increase in interest payable of $31,698 and an increase in accrued expenses of $17,226. The elements of cash flow used in operations for the nine months ended June 30, 2019 included a net loss of $238,041 offset by an increase accounts payable of $94,123.

The Company neither received or used cash from investing activities for the nine months ended June 30, 2020 and 2019.

Cash provided by financing activities for the nine months ended June 30, 2020 was $76,325 proceeds from a third-party loan in addition to $6,377 transferred from Accounts payable to the line of credit. Cash provided by financing activities for the nine months ended June 30, 2019 was $121,084 proceed from a third-party line of credit.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently only have a Line of Credit facility with Alternative Strategy Partners as way to obtain any operating capital. Available funds under this arrangement as of June 30, 2020 were $586,951.  We have no other arrangements or understandings to obtain funds through bank loans, lines of credit or any other sources. Since we have no other arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2020.

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

As of June 30, 2020, the Company was in default of individual notes under its line of credit in the amount of $147,084.

Subsequent to June 30, 2020 as of this report date, the Company was in default of individual notes under its line of credit in the amount of $18,468.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 10.1	Advances under ASP Line of Credit for the three months ended June 30, 2020 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2020	By:	/s/ Antonio Treminio

